Form 10-K
period 2006-12-31
Switch & Data Facilities Company, Inc.
filed 2007-03-29
CIK 1371011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33302

SWITCH & DATA FACILITIES COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3641081
(State of incorporation)	(IRS Employer Identification No.)

1715 North Westshore Boulevard. Suite 650, Tampa, FL 33607

(Address of principal executive offices, including ZIP code)

(813) 207-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No

The initial public offering of the registrant’s shares of common stock, par value $0.0001 per share took place February 8, 2007, and its common stock began trading on the Nasdaq Global Market on that same day. As such the registrant’s common equity was not publicly traded as of June 30, 2006, the last day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Market on March 1, 2007, was approximately $635 million. For purposes of this calculation, it has been assumed that all the registrant’s shares of the registrant’s common stock held by directors, executive officers, and stockholders beneficially owning five percent or more of the registrant’s common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

As of March 1, 2007, a total of 33,806,677 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Part III — Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with Securities and Exchange Commission within 120 days after the end of our 2006 fiscal year. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

PART I

ITEM 1.	BUSINESS

The words “Switch and Data”, “we”, “our”, “ours”, “us” and the “Company” refer to Switch & Data Facilities Company, Inc. This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth in our industry, our customers’ industries and the general economy;

•	variability of operating results;

•	seasonality;

•	the availability and cost of sufficient electrical power and cooling capacity;

•	the nonrenewal of any of our facilities leases;

•	the variability of customer requirements;

•	other economic, business, and competitive factors affecting our customers, our industry and business generally; and

•	other factors that we may not have currently identified or quantified.

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” section contained in Part I of this document. Given these risk s and uncertainties, the reader should not place undue reliance on these forward-looking statements.

All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Reports on Form 10-K, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or which we hereafter become aware. You should read this document and the documents that we incorporate by reference into this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

OVERVIEW

We are a leading provider of network neutral interconnection and colocation services primarily to Internet dependent businesses including telecommunications carriers, Internet service providers, online content providers and enterprises. As a network neutral provider, we do not own or operate our own network, and, as a result, our interconnection services enable our customers to exchange network traffic through direct connections with each other or through peering connections with multiple parties. Our colocation services provide space and power for customers’ networking and computing equipment allowing those customers to avoid the costs of building and maintaining their own facilities. We provide our services through 33 facilities in 23 markets, representing the broadest network neutral footprint in North America. Our footprint includes our facility in Palo Alto, one of the first commercial Internet exchanges in the world. Our high network densities, as demonstrated by approximately 17,500 cross connects between our customers, create a network effect, which provides an incentive for our existing customers to remain within our facilities and is a differentiating factor in attracting new customers. This network effect combined with our broad geographic footprint contributes to the growth of our customer base and revenue, which we believe will also increase our operating cash flow due to the fixed nature of certain of our operating costs.

We generate revenue by providing the following to our customers:

•	connections to carriers or other customers;

•	connections to the Internet exchange;

•	space to house networking or Internet equipment;

•	power and cooling to support the equipment; and

•	technical support.

A typical customer would use all of the above services.

Our network neutral business model is a primary differentiating factor in the market. We do not own or operate our own network, and as a result, our customers are able to connect directly to their choice of telecommunications service providers in an open and competitive marketplace. These service providers include tier 1 network service providers, Internet service providers, tier 2 providers and international telecommunications carriers. We believe that the ability to connect directly with telecommunications service providers and each other enables our customers to reduce network transit costs, to improve the performance of their services and to reduce their time to market.

We offer interconnection services, which include cross connect and Internet exchange services, and colocation services, which include space and power for our customers’ networking and computing equipment. Our diverse customer base includes some of the world’s largest network service providers, metropolitan service operators, Internet service providers, online content providers and enterprise customers. Our North America based telecommunications carrier and Internet service provider customers include AboveNet Communications, AOL and Qwest and our international carrier customers include BT, ChungHwa Telecom, Singapore Telecommunications, Telecom Italia and VSNL. Our online content provider customers include DirecTV, Electronic Arts, Google, LimeLight Networks, Yahoo! and YouTube. Our enterprise customers consist of Internet dependent businesses, including Amazon.com and Factset, and other enterprises such as GlaxoSmithKline, Hewlett Packard, Microsoft and VeriSign.

We believe our broad geographic footprint represents a competitive advantage in that we have facilities in 14 of the 15 largest metropolitan service areas in the United States and is the broadest of any of our network neutral competitors. Our presence in these markets enables us to serve customers in locations where Internet traffic is most concentrated and to serve customers who require a broad geographic footprint. As of December 31, 2006, of our top 100 customers, 74 utilize our services in multiple markets.

Since our founding in 1998, we have increased our revenue through a combination of organic growth and acquisitions. We believe our customer base of over 850 customers as of December 31, 2006 provides a platform for organic growth. Sales to existing customers comprised approximately 77% of new sales for the year ended December 31, 2006. Since March 2003, we have completed five acquisitions and integrated 12 facilities into our operations. These acquisitions have increased our network densities, expanded our customer base and broadened our geographic footprint.

Several favorable trends in our industry are driving demand for our network neutral interconnection and colocation services. These trends include growth in Internet traffic driven by, among other things, increasing broadband penetration and a proliferation of broadband intensive applications, an increasing need for advanced networking technology provided through reliable and secure infrastructure and a growing awareness of business continuity and disaster recovery planning. We believe that our competitive strengths (including our network neutral business model, our high network densities, our broad network neutral geographic footprint, our robust facilities and operational excellence and our engineering and networking expertise) position us well to capitalize on the growing demand for our services.

RECENT DEVELOPMENTS

On February 13, 2007, in connection with our February 8, 2007 initial public offering, we completed our corporate reorganization. Switch and Data, Inc., a Delaware corporation, was the successor to Switch & Data Facilities Company, Inc., our then current holding company. As part of the merger, Switch and Data, Inc. changed its name to Switch & Data Facilities Company, Inc. The certificate of merger was filed, and the merger and reorganization became effective shortly before the closing for the sale of the shares in the initial public offering.

Net proceeds to us, after underwriting discounts and commissions and other costs related to the offering, were $139.3 million. We used approximately $104.5 million of the proceeds from the offering to repay a significant portion of the amounts outstanding under our credit facilities.

INDUSTRY

Overview

Monthly Internet traffic in the U.S. is projected to grow at a 34.4% compound annual growth rate from 2005 to 2008 according to the Telecommunications Industry Association. Growth in Internet traffic is being driven by increasing broadband penetration, the proliferation of bandwidth intensive services and the maturity of online business models, among other factors. Broadband penetration increases as the price of broadband Internet access decreases and consumers experience the benefits of broadband access (e.g., faster speeds and “always-on” connectivity). Gartner projects that broadband penetration will increase from 34.3% of U.S. households in 2005 to 53.5% in 2009. Increasing broadband penetration is enabling the proliferation of bandwidth intensive services, including Voice-over-Internet protocol, online gaming, streaming video and audio and Internet protocol television.

The various networks that constitute the Internet initially connected with each other at public network access points. The network access points were established by non-profit organizations and government entities, but eventually became owned and managed by telecommunications carriers. As Internet traffic increased, the network access points were unable to scale due to underinvestment by the telecommunications carriers that owned them. Therefore, certain network service providers left the network access points and began to connect directly by establishing fiber optic links between their facilities. However, these links were expensive to build, maintain and upgrade, and eventually led to the creation of commercial, network neutral Internet exchanges, and network neutral interconnection and colocation facilities.

Colocation Services

Growth in Internet traffic is also leading to increasing demand for colocation services. A colocation facility is typically located in close proximity to telecommunications service providers and houses networking and computing equipment such as switches, routers, fiber optic transmission gear and servers for businesses that need to connect with each other and the Internet. The highly controlled environment required for this equipment is characterized by redundant power infrastructure, reinforced floors, sophisticated security and monitoring; and reliable heating, ventilation and air-conditioning systems. Due to the high cost of building and maintaining colocation facilities, businesses often outsource these services to colocation service providers.

There are two primary types of colocation services: network neutral and network specific.

Network Neutral Colocation. Network neutral colocation services allow customers to locate their equipment in a facility which offers interconnection to multiple telecommunications service providers. Neutrality enables customers to select the most cost effective and reliable network service providers and Internet service providers at each colocation facility.

Network Specific Colocation. Network specific colocation services are typically offered by service providers who own or manage networks. These service providers typically encourage or require customers to utilize these networks.

Interconnection Services

Interconnection services enable businesses to exchange network traffic through direct connections with each other or through peering connections with multiple businesses. Direct connections are provided through a variety of media including fiber optic, Ethernet or coaxial cabling. Peering connections are provided over a shared switch fabric at an Internet exchange facility. Growth in Internet traffic is leading to increasing demand for interconnection services, as network service providers, Internet service providers and other Internet dependent businesses require additional connectivity to efficiently exchange increasing amounts of network traffic. Online content providers and providers of other bandwidth intensive services, in particular, require high densities of interconnections and scalability of a service provider’s interconnection infrastructure in order to optimize their services. For these businesses, direct interconnection with each other as well as with multiple network service providers within a facility reduces transit costs, increases the performance of their services and reduces their time to market.

Industry Trends

Several industry trends are leading to increasing demand for high quality network neutral interconnection and colocation services.

Growth in Internet Traffic. Growth in Internet traffic is being driven by increasing broadband penetration, the proliferation of bandwidth intensive services and the maturity of online business models, among other factors. International Data Corporation projects that from 2005 to 2009, the number of U.S. residential Voice-over-Internet protocol and Internet protocol television subscribers will grow at a 64.3% and 131.3% compound annual growth rate, respectively. International Data Corporation projects that total digital game downloads will increase from 1.2 billion in 2005 to 3.3 billion in 2009, representing a 28.7% compound annual growth rate. Gartner predicts U.S. broadband penetration to increase from 34.3% in 2005 to 53.5% in 2009, representing an 11.7% compound annual growth. Internet traffic is expected to grow from 548 petabytes in 2005 to 1,330 in 2008, representing a compound annual growth rate of 34.4% according to TIA Telecommunications Market Review and Forecast. We believe the growth in demand for these bandwidth intensive services represents a significant opportunity for providers of network neutral interconnection and colocation services.

Stabilizing Supply of Network Neutral Interconnection and Colocation Capacity. From 2001 to 2004, the network neutral interconnection and colocation industry underwent a period of consolidation and rationalization. This significantly reduced the amount of capacity in many markets, including larger markets such as the San Francisco Bay Area, New York City and the Northern Virginia Area. The reduced capacity, along with increasing demand for network neutral interconnection and colocation services, has led to a stabilization in the pricing environment.

Increasing Power and Cooling Requirements. Networking and computing equipment manufacturers are continuously reducing the size of the equipment they manufacture while increasing the speed at which this equipment can receive, process and transmit data. However, reduced size has generally not translated into reduced energy consumption or heat generation, although it has allowed customers to place more equipment in a given area. As a result, customers of colocation services are requiring more power and cooling infrastructure for their networking and computing equipment. We believe that only those interconnection and colocation service providers that have the capital, expertise and experience to scale their infrastructure will be able to meet customers’ increasing power and cooling requirements.

Adoption of Advanced Networking Technology. As broadband penetration increases and telecommunications carriers upgrade to next generation digital networks, new Internet based services are being developed for both consumers and businesses. These services typically require more bandwidth and feature networking technologies, such as 10 Gigabit switching, that enable more efficient interconnections through higher packet transfer rates. We believe that network neutral interconnection service providers who are able to deploy advanced networking technology within their facilities will benefit from this trend.

Growing awareness of business continuity and disaster recovery planning. We believe a growing awareness of business continuity and disaster recovery planning is leading businesses to store an increasing amount of data in secure, off-site facilities that enable them to access this data in real-time. Interconnection and colocation service providers address this need through the use of highly secure and redundant facilities.

OUR COMPETITIVE STRENGTHS

We believe that our key competitive strengths position us well to capitalize on the growing demand for our services.

Network Neutral Business Model

We do not own or operate our own network, and therefore we do not compete with telecommunications service providers including network service providers and Internet service providers. As such, our customers are able to connect directly to their choice of multiple network service providers and Internet service providers in an open and competitive marketplace. We believe this enables our customers to reduce network transit costs, improve the performance of their services and reduce their time to market.

High Network Densities

We have approximately 17,500 cross connects between our customers. These interconnections represent among the highest network densities in our industry, as measured by interconnections per cabinet. We believe our high network densities create a network effect, which provides an incentive for existing customers to remain within our facilities and for new customers to join them.

Broad Network Neutral Geographic Footprint

Our geographic footprint includes 33 facilities in 23 markets in North America. This footprint includes facilities in 14 of the 15 largest metropolitan service areas in the U.S., more than any of our network neutral competitors. Our presence in these markets enables us to serve customers in locations where Internet traffic is most concentrated and to serve customers who require a broad geographic footprint.

Robust Facilities and Operational Excellence

We believe our ability to meet high service levels is attributable primarily to the quality of our facilities and the capabilities of our operations personnel. Our facilities and operations personnel address our customers’ infrastructure needs, including security, cooling and redundant power. As a result, we are able to provide a 99.999% uptime guarantee as part of our service level agreements with our customers.

Engineering and Networking Expertise

We have gained significant engineering and networking expertise throughout our history, including through our ownership and operation of PAIX, one of the first Internet exchanges. This expertise enables us to design and architect facilities which proactively address the evolving needs of our customers. We are also able to incrementally scale our infrastructure, including by connecting our facilities within a metro market.

OUR STRATEGY

Our objective is to be the leading provider of network neutral interconnection and colocation services in North America. The key elements of our strategy are to:

Focus on our Top 10 Markets

We derive the majority of our revenue from our top 10 markets, which are New York City, the Northern Virginia Area, the San Francisco Bay Area, Seattle, Dallas, Philadelphia, Toronto, Atlanta, Chicago and Los Angeles. Our top 10 markets are those markets which we believe to be most important strategically to our business. These markets are experiencing the most rapid Internet traffic and customer growth. We intend to continue to expand capacity in our top 10 markets to meet the increasing needs of our existing customers and to serve new customers.

Leverage Network Densities

By increasing network densities within our facilities, we are able to further enhance our value proposition to our customers. We target customers in bandwidth intensive segments such as online gaming, Voice-over-Internet protocol and Internet protocol television and others that capitalize on digital convergence. These customers require facilities with high network densities to optimize their business models and enhance the experiences of their end users. To facilitate higher network densities, we intend to continue to invest in our network infrastructure, including additional deployment of 10 Gigabit peering solutions. We believe that leveraging our network densities will enable us to continue to attract and retain customers who derive the greatest value from our interconnection services.

Strengthen Existing Customer Relationships and Reach New Customers

We are working to strengthen relationships with our largest customers and deepen relationships with our broader customer base. We are also working to develop relationships with customers in emerging, bandwidth intensive segments, and investing in new sales channels that will incorporate our services as part of a broader communications solution. We are using a combination of our national account sales managers, an inside sales group and relationships with systems integrators to implement this strategy.

Pursue Selective Acquisitions

Our acquisitions have increased our network densities, expanded our customer base and broadened our geographic footprint. We have demonstrated the ability to identify strategic acquisitions, to improve the infrastructure of acquired facilities and to increase their revenues. We believe that industry consolidation opportunities remain, and we intend to continue to pursue selective acquisitions.

OUR SERVICES

We provide network neutral interconnection and colocation services and certain other services to our customers.

Interconnection Services

Our interconnection services provide our customers with two primary options to exchange network traffic: through direct connections with each other, utilizing our cross connect services, or through peering connections with multiple customers, utilizing our Internet exchange services.

Cross Connect Services. Cross connect services enable one-to-one interconnections between customers within a facility, reducing network costs and network latency. These services allow customers to connect their networks through a direct physical connection in a meet-me room. Cross connect services are offered through a variety of media including fiber optic, Ethernet or coaxial cabling, for an initial installation fee and a recurring monthly fee per connection.

Internet Exchange Services. Internet exchange services enable one-to-many interconnections between customers over a shared switch fabric within a facility, further reducing network costs and network latency. We offer these services in eight of our markets including the San Francisco Bay Area, New York City, Seattle, Dallas, Atlanta, and the Northern Virginia Area. We provide Internet exchange services at port capacities ranging from 100 megabits per second to 10 gigabits per second for an initial installation fee and a recurring monthly fee, based on port capacity.

SingleCNXT. Our SingleCNXT service is the resale of Internet access through Internet service providers who connect directly with customers in our facilities. We offer SingleCNXT as an accommodation to certain customers that desire a single point of contact for colocation and Internet access services. We provide SingleCNXT for an initial installation fee and a recurring monthly fee based on the amount of bandwidth committed or used.

Colocation Services

Our facilities provide our customers with a reliable, secure and climate controlled environment for their networking and computing equipment. Our colocation services include flexible space options, redundant power and cooling systems, physical security, other sophisticated systems for fire suppression and water leak detection and technical support. Each facility is staffed with highly trained and experienced technicians.

Colocation Space. Our colocation space includes secure cabinets, racks and cages. We provide colocation space for an initial installation fee and a recurring monthly fee per cabinet or rack, or for a cage per square foot of space.

Power. We provide both alternating current and direct current power circuits at various amperages. These power circuits are backed up by both batteries and electric generators. We provide power for an initial installation fee and a recurring monthly fee based on size and type of circuit.

Other Services

TechSmart® Technical Support Services. TechSmart® technical support services are provided by our technicians, who are available 24 hours per day, 365 days per year. These services include remote hands,

equipment installation and maintenance, cabling, circuit testing, tape swaps, equipment rebooting and power cycling. We charge customers for these services on an hourly basis or under contractual arrangements for a certain number of hours of technical support per month.

OUR CUSTOMERS

Our customers include telecommunications service providers, online content providers and enterprises. Our telecommunications service provider customers include tier 1 network service providers, metropolitan service operators, Internet service providers, tier 2 providers and international telecommunications carriers. Our online content provider customers consist of businesses that deliver content and content based services over the Internet. Our enterprise customers include businesses that are dependent on the Internet, as well as units or divisions of those businesses that are dependent on the Internet. For the years ended December 31, 2006 and 2005, no customer represented more than 10% of our total revenue. For the year ended December 31, 2004, one customer represented 10.4% of our total revenue. As of December 31, 2006, we had over 850 customers.

Selected customers include:

Telecommunications Service Providers	Online Content Providers	Enterprises
AboveNet	A9.com	Amazon.com
AOL	Akamai	Factset
BT	DirecTV	GlaxoSmithKline
ChungHwa Telecom	Electronic Arts	Hewlett Packard
Cox Communications	Google	Prophet Financial Systems
Qwest	Kanoodle.com	Microsoft
Telecom Italia	Limelight Networks	SI International
T-Systems	Photobucket.com	Syniverse
VSNL	Yahoo!	Verisign
Singapore Telecom	YouTube	Virgin Radio

The majority of our customer agreements are structured as master or umbrella service agreements that contain all of the general terms and conditions including, but not limited to, payment terms, termination provisions, confidentiality, notice provisions, indemnity provisions and limitation of liability. The master agreements also incorporate a “Policies and Procedures” document that contains additional customer requirements including, but not limited to, installation, insurance and security. The terms of the master agreements automatically renew for as long as there are underlying service orders for service. The master agreements do not have any specific services or associated prices or terms of specific services as those terms are all set forth in separate service orders. The service order sets forth the type of service, the length of the service term and the monthly or one-time charge for the services. Space, power and ports are generally sold for one to three year terms. Certain products, such as cross connects, are typically sold on a month-to-month basis.

SALES AND MARKETING

Sales

We use a multi-channel approach to sales. Our sales organization includes senior managers and sales representatives, who are organized into three sales groups: national account management, inside sales and indirect sales. Our national account management group focuses on strengthening relationships with our largest customers and penetrating new target accounts. Our inside sales group is responsible for deepening relationships with customers that are not covered by our national account management group. This group is the primary source of new customer leads. Our indirect sales group is responsible for developing and managing relationships with third party sales partners. These partners sell our services as part of a broader communications solution.

Marketing

Our marketing organization is focused on leading and supporting our sales efforts through a comprehensive approach, including creating service strategies and implementing channel marketing initiatives. We support new service development and delivery by providing updates on the competitive landscape including pricing, evolving customer needs, technological advancements and industry trends. We actively promote our brand in North America through targeted public relations campaigns, sponsorship of key industry forums and participation in relevant industry conferences where we can access key customer decision makers. Our channel marketing effort is responsible for developing demand generation campaigns and for creating selling tools and collateral for targeted sales campaigns.

COMPETITION

The market for our services is highly competitive and we compete primarily based on network density, quality of service, location and price. We are unable to estimate our market share in total or within a particular market because many of our current competitors are privately-held, or are divisions of publicly-held companies that do not segregate information specific to our industry in their publicly available disclosure. As a result, we are unable to provide market share information for our industry. Even if we were able to provide current market share information for our industry, such information may become inaccurate after a short period of time due to other entities exit from, and entrance into, our market. Our competitors include the following service providers:

Network Neutral Interconnection and Colocation Service Providers

These competitors, including Equinix and Terremark, offer services that are similar to ours, including cross connect services, Internet Exchange Services and colocation services.

U.S.-based Telecommunications Carriers

These telecommunications carriers, which include at&t and Level 3, typically provide interconnection services through a single owned network and generally require bandwidth capacity minimums as part of their pricing structures. We believe these competitors operate colocation facilities primarily to help sell their core telecommunications and Internet access services. They are generally regional or national, with widespread brand recognition and significant financial resources.

Managed Service Providers, Web Hosting Companies and Internet Service Providers

Managed service providers, such as AboveNet, InterNAP and Savvis, generally require that customers purchase their Internet access and managed services directly from them. Some web hosting companies and Internet service providers, such as NaviSite, also provide colocation services as part of their offerings. Unlike some of our competitors, we do not own or operate our own network, we do not own the buildings in which we operate our business and we do not currently provide managed services such as data storage, web hosting services, network connectivity and information technology support services to our customers. In addition, relative to us, some of our competitors possess longer operating histories, greater financial resources (which enable, or may enable, such competitors to adopt aggressive pricing policies), a greater presence in our markets and other markets around the world, a greater ability to differentiate their respective facilities and services and greater brand name recognition.

INTELLECTUAL PROPERTY

We consider certain of our processes, systems, methodologies, databases, software and trademarks to be proprietary. We rely on a combination of trade secret, copyright, trademark and other laws, license agreements and nondisclosure, noncompetition and other contractual provisions and technical measures to protect our proprietary and intellectual property rights. We consider our trademarks “SWITCH AND DATA,” “PAIX,” “TECHSMART,” “MetroPAIX” and “SINGLECNXT” to be materially important to our business and these trademarks are renewable for their statutory terms.

EMPLOYEES

As of December 31, 2006, we employed 267 persons in the United States and 11 in Canada. Of the total employees, 71 were employed in engineering and central operations, 63 were employed in sales and marketing and 45 were employed in management, finance and IT. Additionally, we had 99 employees at our facilities.

We believe our relations with our employees are good. Our employees are not represented by a labor union and are not covered by a collective bargaining agreement.

ITEM 1A. RISK	FACTORS

Any of the following risks as well as other risks and uncertainties discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations and cause the value of our stock to decline. Such risk and uncertainties should be considered when evaluating our business and us. Additional risks and uncertainties of which we are unaware, or that are currently deemed immaterial by us, also may become important factors that affect us.

RISKS RELATED TO OUR BUSINESS

We have incurred substantial losses in the past and may continue to incur losses in the future.

We have never been profitable and have incurred losses since our inception. For the years ended December 31, 2004, 2005, and 2006, we incurred net losses of approximately $13.5 million, $11.3 million and $11.7 million, respectively. Until 2003, we did not generate cash from operations. As of December 31, 2006, we had an accumulated deficit of $215.0 million. There can be no guarantee that we will achieve profitability. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our operating results have fluctuated historically and could continue to fluctuate in the future which could affect our ability to maintain our current market position or expand.

Our operating results have fluctuated in the past and may continue to fluctuate in the future as a result of a variety of factors, many of which are beyond our control, including the following:

•	changes in general economic conditions and specific market conditions in the telecommunications and Internet-related industries;

•	demand for interconnection and colocation services at our facilities;

•	competition from other suppliers of the services we offer;

•	the timing and magnitude of operating expenses, capital expenditures and expenses related to the expansion of sales, marketing and operations, including as a result of acquisitions, if any;

•	the cost and availability of power and cooling capacity;

•	our closing of existing facilities or our acquisition of additional facilities;

•	the mix of our current services; and

•	the financial condition and credit risk of our customers.

Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition. Although we have experienced growth in revenues in recent quarters, this growth rate is not necessarily indicative of future operating results. A relatively large portion of our expenses are fixed in the short-term, particularly with respect to lease and personnel expenses, depreciation and amortization expenses, and interest expense. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. As such, comparisons to prior periods should not be relied upon as indications of our future performance.

Our ability to maximize the utilization of our facilities is limited by the availability and cost of sufficient electrical power and cooling capacity.

The availability of an adequate supply of electrical power and cooling capacity, and the infrastructure to deliver that power and cooling, is critical to our ability to provide our services. Even though physical space may be available in a facility, the demand for electrical power may exceed our designed capacity. We may be unable to meet the increasing power and cooling needs of our customers if our customer mix does not match our expectations or our customers further increase their use of high density electrical power equipment, such as blade servers. In addition, the amount of saleable space within our facilities is reduced to the extent that we house generators and batteries to provide back-up power. Further, certain of the leases for our facilities also contain provisions that limit the supply of electrical power and cooling capacity to such facilities, as a result of which our ability to reach full utilization may be constrained in these facilities. If the availability of power limits our ability to fully utilize the space within our facilities, we may be unable to accept new customers at our facilities and our revenue growth will decline or we may incur additional costs to increase the power supply or acquire space at an additional facility.

The high utilization of our facilities may limit our ability to grow in certain key markets, and we may be unable to expand our existing facilities or locate and secure suitable sites for additional facilities.

Our facilities have reached high rates of utilization in many of our key markets. Our ability to meet the growing needs of our existing customers and to attract new customers in these key markets depends on our ability to add additional capacity by incrementally expanding our existing facilities or by locating and securing additional facilities in these markets that meet specific infrastructure requirements such as access to multiple telecommunications carriers, a significant supply of electrical power, high ceilings and the ability to sustain heavy floor loading. In many markets, the supply of facilities with these characteristics is limited and subject to high demand. If we are unable to expand our capacity in a timely and cost-effective manner, our business and results of operations may be adversely affected.

We are continuing to invest in our expansion efforts but we may not experience sufficient customer demand in the future to realize expected returns on these investments.

We are considering the acquisition or lease of additional properties, including the construction of new facilities. We would be required to commit substantial operational and financial resources to these facilities, generally up to 18 months in advance of securing customer contracts, and we may not experience sufficient customer demand in those markets to support these facilities once they are built. In addition, unanticipated technological changes could affect customer requirements and we may not have built such requirements into our new facilities. Any of these contingencies, if they were to occur, could make it difficult for us to realize expected or reasonable returns on these investments and could have a material adverse effect on our operating results.

We do not own the buildings in which our facilities are located. Instead, we have chosen to lease our facility space, and the non-renewal of leases poses significant risk to our ongoing operations.

We would incur significant costs if we were forced to vacate one of our facilities due to the high costs of relocating the equipment in our facilities and installing the necessary infrastructure in a new facility. In addition, if we were forced to vacate a facility, we could lose customers that chose our services based on our location. Our landlords could attempt to evict us for reasons beyond our control. Further, we may be unable to maintain good working relationships with our landlords, which would adversely affect our customer service and could result in the loss of current customers.

In addition, our business would be harmed by our inability to renew leases at favorable terms. Most of our leases provide two five-year renewal options with rent set at then-prevailing market rates. We expect that the then-prevailing market rates will be higher than present rates. To maintain the operating profitability associated with our present cost structure, we must increase revenues within existing facilities to offset the anticipated increase in lease payments at the end of the original and renewal terms. Failure to increase revenue sufficiently to offset these projected higher costs would adversely impact our operating income.

Additionally, ten of our leases do not contain renewal options. Renewing these leases at favorable terms will be critical to continuing those operations in the Los Angeles, Atlanta, New York, Philadelphia and Seattle markets. Even those leases which contain renewal options do not ensure long-term operations at those facilities.

If our contracts with our customers are not renewed or are terminated, our business could be substantially harmed.

Our customer contracts for space and power typically have terms of one to three years. Interconnection services are typically provided either on a month-to-month basis or over a one year term. Our customers may not elect to renew these contracts. Furthermore, our customer contracts are terminable for cause if we breach a material provision of the contract, including the failure to provide power or connectivity for extended periods of time, or violate applicable laws or regulations. We may face increased competition and pricing pressure as our customer contracts become subject to renewal. Our customers may negotiate renewal of their contracts at lower rates, for fewer services or for shorter terms. If we are unable to successfully renew our customer contracts on their current terms, or if our customer contracts are terminated, our business could suffer.

Certain of our stockholders have sued us demanding appraisal rights in connection with our corporate reorganization; and we may face additional litigation with certain of our stockholders.

Two of our predecessor’s stockholders filed a lawsuit against us in a Delaware state court on January 29, 2007. This lawsuit seeks a declaratory judgment that those of our predecessor’s stockholders who did not sign our predecessor’s fourth amended and restated investors agreement are entitled to appraisal rights with respect to the merger that was part of our corporate reorganization. It also sought a preliminary injunction against our corporate reorganization and our initial public offering until the appraisal rights issue was resolved. The plaintiffs sought expedited proceedings to present their request for the preliminary injunction. On February 2, 2007, the Delaware court denied the plaintiff’s motion for expedited proceedings. This denial was based upon our agreement that the plaintiffs, and any other holder of our predecessor’s capital stock who has not signed our predecessor’s fourth amended and restated investors agreement, may participate in the offering as a selling stockholder and not waive any right to an appraisal remedy (if any such right exists), even if such stockholder has previously consented in writing to the corporate reorganization. Although the motion to expedite has been denied, thereby mooting the motion for preliminary injunction, the lawsuit remains outstanding.

The Delaware General Corporation Law (the “DGCL”) provides that stockholders have the right to seek an appraisal of their stock in connection with certain mergers. After our corporate reorganization merger, certain of our stockholders, along with one individual who was a stockholder of our predecessor but does not own any of our stock, have notified us of their intent to exercise their appraisal rights. Collectively, these stockholders held (i) 6,014,625 shares of our predecessor’s common stock (or, approximately 14.2% of such class); (ii) 3,209,134 shares of our predecessor’s Series B Common Stock (or, approximately 4.9% of such class); (iii) 72,073 of our predecessor’s Series B Convertible Preferred Stock (or, approximately 0.3% of such class); (iv) 1,604,567 shares of our predecessor’s Series C Redeemable Preferred Stock (or, approximately 4.9% of such class); and (v) 1,640 shares of our predecessor’s Series D-1 Preferred Stock (or, approximately 0.5% of such class). These shares will convert into a total of 212,821 shares of our common stock if all of the approval demands are withdrawn in accordance with the DGCL or the Chancery Court determines that all of the stockholders seeking appraisal have waived their appraisal rights or otherwise are not legally entitled to appraisal. Our predecessor’s fourth amended and restated investors agreement contained a waiver of appraisal rights in connection with a corporate reorganization. Although we intend to vigorously contest the Delaware lawsuit, we cannot assure you how the Delaware court will rule on the validity of such waivers.

To the extent that certain holders of our predecessor’s stock that have notified us of their intent to exercise appraisal rights satisfy the remaining requirements of the DGCL for assertion of such rights, and it is determined that such holders have not waived their appraisal rights, such holders would be entitled to receive payment equal to the fair value of their stock determined in accordance with the DGCL. We cannot assure you how the Delaware court will determine the fair value of our predecessor’s stock, and the values determined in an appraisal proceeding could result in substantial liabilities. If the fair value were determined to be equal to the initial public offering per share, the fair value of all of the stock of all of the holders that have or may have appraisal rights would be approximately $3.6 million. Our actual exposure could be more or less than that amount if appraisal rights are deemed applicable, because the Chancery Court would not be bound by our initial public offering price.

Our predecessor’s capital needs necessitated a number of rounds of financing and the terms and conditions of such financing varied. The later rounds of financing generally contained more favorable terms for the investors than the earlier rounds. Although many of our predecessor’s stockholders held multiple classes of stock, a number held few or none of the classes that were issued in the later rounds. Pursuant to our predecessor’s fourth amended and restated investors agreement between our predecessor and virtually all of its stockholders and under our predecessor’s certificate of incorporation, a formula was set forth establishing the amount of shares of common stock that the holders of each class of securities in our predecessor would receive in connection with our corporate reorganization. The result of the application of this formula is that holders of our predecessor’s Common Stock, Series B Common Stock and Series A, B and C Special Junior Stock did not receive any of our common stock or any other consideration in connection with our corporate reorganization and holders of our predecessor’s Series B Convertible Preferred Stock will receive less than their original investment in us.

Although we intend to vigorously oppose any litigation claims that may be raised, there is no assurance that we will prevail. If we do not prevail, the damages awarded and our other costs and expenses could be material. Our credit facilities limit our ability to make payments in respect of our equity interests, including appraisal payments. If we are required to make such payments we would need to seek an amendment or waiver of our credit facilities. Failure to obtain an amendment or waiver could result in the acceleration of outstanding indebtedness under the credit facilities. The cost of any appraisal proceedings or payments, as well as the inability to borrow under, or the acceleration of, our credit facilities, could have an adverse effect on our liquidity. Even if we prevail, the distraction of management could result in a material adverse effect upon our business and results of operations, and we could incur substantial legal expenses.

We have been sued by several landlords for breaches of our lease agreements. An adverse determination in any of these proceedings could result in significant liabilities.

We have three ongoing cases with respect to disputes arising out of alleged breaches of our abandoned lease agreements. One of these is a suit filed in West Palm Beach, Florida in May 2002, in which the plaintiff is seeking damages of approximately $29.7 million, consisting of alleged lost rents, lost profits, lost business opportunities, transaction costs relating to our alleged forced sale and attorneys fees. In a suit filed in Milwaukee, Wisconsin in May 2006, the plaintiff is seeking damages of $4.6 million consisting of alleged lost rents, losses on the sale of the building and attorneys fees. The third suit was filed in New Orleans, Louisiana in October 2001, involves a plaintiff that is seeking damages of approximately $3.6 million consisting of alleged lost rent, restorative expenses and lease commission. In the past, we have experienced adverse outcomes in litigation proceedings arising out of similar facts, and we have settled similar disputes for significant sums. The potential liabilities resulting from these claims may not be covered by our insurance policies or may be disputed by our insurers. Moreover, even if the claims brought against us are unsuccessful or without merit, the cost of defending these suits may result in a material adverse effect on our liquidity.

Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could reduce our revenues, harm our business reputation and have a material adverse effect on our financial results.

Our business depends on providing customers with highly reliable service. The services we provide are subject to failure resulting from numerous factors, including:

•	human error;

•	power loss;

•	improper building maintenance by the landlords of the buildings in which our facilities are located;

•	physical or electronic security breaches;

•	fire, earthquake, hurricane, flood and other natural disasters;

•	water damage;

•	the effect of war, terrorism and any related conflicts or similar events worldwide; and

•	sabotage and vandalism.

Problems at one or more of our facilities, whether or not within our control, could result in service interruptions or equipment damage. We have service level commitment obligations to substantially all of our customers. As a result, service interruptions or equipment damage in our facilities could result in credits for service interruptions to these customers. We have at times in the past given credits to our customers as a result of service interruptions due to equipment failures. We cannot assure that our customers will accept these credits as compensation in the future. Also, service interruptions and equipment failures may expose us to additional legal liability and impair our brand image. We depend on our landlords and other third-party providers to properly maintain the buildings in which our facilities are located. Improper maintenance by such landlords and third parties increase the risk of service interruptions and equipment damage.

Additionally, certain of our facilities, including those in California, Florida and the Pacific Northwest, are located in areas particularly susceptible to natural disasters such as earthquakes, hurricanes and tornadoes. The occurrence of any natural disaster could shut down one or more of our facilities and result in a material adverse effect upon our results of operations. Moreover, we may not have adequate property or liability insurance to cover catastrophic events.

We may not be able to compete successfully against current and future competitors.

We compete with network neutral interconnection and colocation service providers and other telecommunications service providers, including U.S.-based telecommunications carriers and Internet service providers, managed service providers and web hosting companies. Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than us, and some have a greater presence in our markets and in other markets across the United States and around the world.

Because of their greater financial resources, some of our competitors have the ability to adopt aggressive pricing policies. As a result, we may suffer from pricing pressure that would adversely affect our ability to generate revenues and adversely affect our operating results. In addition, certain of these competitors currently offer network neutral interconnection and colocation services in the same markets where we have facilities, and other competitors may start doing so in the future. Some of these competitors may also provide our current and potential customers with additional benefits, including one-stop shopping options through bundled interconnection and colocation services, and may do so in a manner that is more attractive to our potential customers than our services. These competitors may be able to provide bundled interconnection and colocation services at prices lower than our cost structure allows. If, as a result of such efficiencies, these competitors are able to adopt aggressive pricing policies for interconnection and colocation services, our ability to generate revenues would be materially and adversely affected.

In addition, our competitors may operate more successfully or form alliances to acquire significant market share. Once businesses locate their networking and computing equipment in competitors’ facilities, it may be extremely difficult to convince them to relocate to our facilities. Furthermore, a business that has already invested substantial resources in such arrangements may be reluctant or slow to replace, or limit its existing services by becoming our customer.

Finally, we may also experience competition from our landlords. Rather than leasing available space in our buildings to us or other large single tenants, they may decide to convert the space instead to smaller units designed for multi-tenant interconnection and colocation use. Landlords may enjoy a cost advantage in providing services similar to those provided by us, and this could also reduce the amount of space available to us for expansion in the future.

If we fail to differentiate our facilities and services from the services provided by our current or future competitors, we may not be able to compete successfully.

Our failure to meet performance standards under our service level agreements could result in our customers terminating their relationship with us and the damage to our reputation could limit our ability to retain existing customers and attract new customers.

We have service level agreements with substantially all of our customers in which we provide various guarantees regarding our levels of service. We may have difficulty meeting these levels of service if we experience service interruptions. If we fail to provide the levels of service required by these agreements, our customers may be able to receive service credits for their accounts or terminate their relationship with us. In addition, our inability to meet our service level commitments may damage our reputation and could consequently limit our ability to retain existing customers and attract new customers, which would adversely affect our ability to generate revenues and negatively impact our operating results. We have issued credits to customers on several occasions in the past due to our failure to meet our service level commitments, and we may do so in the future. We cannot assure that our customers will accept these credits as compensation in the future.

We are dependent upon third-party suppliers for power and certain other services, and we are vulnerable to service failures of our third-party suppliers and to price increases by such suppliers.

We generally do not control the amount of power our customers draw from their installed circuits. We rely on third parties to provide power, and we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. If the amount of power available to us is inadequate to support our customer requirements or delivery of power does not occur in a timely manner, we may be unable to provide our services to our customers and our operating results and cash flow may be materially and adversely affected. In addition, our facilities are susceptible to power shortages and planned or unplanned power outages caused by these shortages such as those that occurred in California during 2001, in New York City and the Northeast in 2003 and in Miami in 2005. The overall power shortages in California, where three of our facilities, including our Palo Alto facility, are located, have increased the cost of energy, which we may not be able to pass on to our customers. We also believe that the Northeast remains particularly vulnerable to power shortages. We attempt to limit exposure to power shortages by using backup generators and batteries. Power outages, which may last beyond our backup and alternative power arrangements, would harm our customers and our business. In the past, a limited number of our customers have experienced temporary losses of power. We could incur financial obligations or be subject to lawsuits by our customers in connection with a loss of power. In addition, any loss of services or equipment damage could reduce the confidence of our customers in our services and could consequently impair our ability to attract and retain customers, which would adversely affect both our ability to generate revenues and our operating results.

We are dependent upon third-party suppliers for the resale of Internet access and other services, and we have no control over the quality and reliability of the services provided by these suppliers. In the past, some of these providers have experienced significant system failures. Users of our services may in the future experience difficulties due to service failures unrelated to our systems and services. If for any reason these suppliers fail to provide certain services to us, our business, financial condition and results of operations could be adversely affected.

We depend upon a limited number of network service provider customers in certain of our facilities, and the loss of one or more of these customers in those facilities could adversely affect business.

Because we do not own or operate our own network, we depend upon network service providers to colocate and/or interconnect as customers in our facilities and contribute to the network density that attracts our other customers. In several of our smaller markets we have agreements with only a limited number of network service providers. In these small market facilities, we expect that we will continue to rely upon a smaller number of network service provider customers to maintain network density within those facilities. Our agreements with these network service providers will expire over a one to three year period if not renewed. A loss of one or more of these customers could have a material and adverse effect on the operations of one or more of our facilities.

Our ability to grow depends on a diverse customer base, and our failure to develop and maintain a diverse customer base could harm our business and adversely affect our results of operations.

Our ability to grow depends on our ability to develop and maintain a diverse customer base, consisting of a variety of businesses, including telecommunications carriers, Internet service providers and enterprises. We believe creating a diverse customer base in each facility will generate incremental interconnection revenues in the long-term and increase our overall revenues. Our ability to attract and retain these customers will depend on a variety of factors, including the presence of multiple telecommunications carriers in our facilities, the mix of services offered by us, our overall customer mix, the operating reliability and security of our facilities and our ability to market our services effectively across different customer segments. If we fail to develop and maintain a diverse customer base, our business and results of operations may be adversely affected.

We intend to make future acquisitions, which pose integration and other risks that could harm our business.

Since March 2004, we have made the following four acquisitions: the acquisition of the stock of the Meridian Telesis in January 2004; the acquisition of the stock of the RACO Group in March 2004; the acquisition of the limited partnership interests of the Site II partnership in 2004; and the acquisition of the stock of LayerOne Holdings in January 2005. We may acquire complementary businesses, product or service lines and technologies in the future. There can be no assurance that we will be able to successfully integrate our acquisitions. To finance these acquisitions, we may incur additional debt and issue additional shares of our stock, which will dilute existing stockholders’ ownership interests in us and may adversely affect our business and operations.

Specific challenges we have encountered in our prior acquisitions include the following:

•	unexpected additional capital expenditures to improve the condition of the acquired equipment so as to achieve the desired level of quality of service;

•	additional capital expenditures because of less product availability than expected;

•	loss of customers; and

•	difficulties in maintaining uniform procedures, policies and controls.

Future acquisitions may expose us to the challenges set forth above and other risks such as:

•	the diversion of senior management’s attention from daily operations to the negotiation of transactions and integration of the acquired businesses, product or service lines and technologies;

•	the inability to achieve projected synergies;

•	the possible loss or reduction in value of acquired businesses;

•	the possible loss of key personnel; and

•	the assumption of undisclosed liabilities.

The failure to successfully integrate acquired businesses, operations or technologies could have a material adverse effect on our business, results of operations, and financial condition. Successful integration will depend on our ability to manage acquired operations, realize revenue growth from an expanded customer base and eliminate duplicative and excess costs, among other factors.

Our costs will increase significantly as a result of operating as a public company, and our management will be required to devote substantial time to complying with public company regulations.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as recent rules subsequently implemented by the SEC and the Nasdaq Stock Market, have imposed various new requirements on public companies, including changes in corporate governance practices, and these requirements will continue to evolve. Our management and other personnel will need to devote a substantial amount of time to comply with these evolving requirements. Moreover, these rules and regulations relating to public companies will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain and periodically evaluate our internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to satisfy the ongoing requirements of Section 404.

Failure to design, implement and maintain effective internal controls could have a material adverse effect on our business and stock price.

As a public company, we will have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our financial statements and harm our operating results. In addition, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors that both addresses management’s assessments and our internal controls. We must complete our first Section 404 annual management report as of December 31, 2007, and our auditor must complete its first attestation report as of December 31, 2008 and we must include these reports in our 2007 and 2008 Form 10-Ks (to be filed in early 2008 and 2009, respectively). As described above, during the course of our internal control testing, we identified deficiencies and we may discover additional deficiencies, which we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent auditors may not issue a favorable assessment. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations. If either we are unable to conclude that we have effective internal control over financial reporting or our independent auditors are unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Our services have a long sales cycle that may have a material adverse effect on our business, financial condition and results of operations.

A customer’s decision to license rack, cabinet or cage space in one of our facilities and to purchase interconnection services typically involves a significant commitment of our time and resources. Many customers are reluctant to commit to purchasing our interconnection and colocation services until they are confident that our facility has adequate available carrier connections and network density. As a result, we experience a long sales cycle for our services. Furthermore, we may expend significant time and resources in pursuing a particular sale or customer that does not generate revenue. Delays due to the length of our sales cycle or costs incurred that do not result in sales may have a material adverse effect on our business, financial condition and results of operations.

Our success largely depends upon retaining the services of our management team.

We are highly dependent on our management team. We expect that our continued success will largely depend upon the efforts and abilities of members of our management team. The loss of services of any key executive for any reason could have a material adverse effect upon us. Our success also depends upon our ability to identify, develop and retain qualified employees. The loss of some of our management and other employees could have a material adverse effect on our operations.

Our brand is not as well known as that of some of our competitors. Failure to develop and maintain brand recognition could harm our ability to compete effectively.

Many of our competitors are large telecommunications service providers that promote their brands with significantly larger budgets than we have for brand promotion. If we fail to develop and maintain brand recognition through sales and marketing efforts and a reputation for high quality service, we may be unable to attract new customers and risk losing existing customers to competitors with better known brands.

We have not been successful in attracting customers in several regional markets. We have closed several facilities and our failure to attract sufficient customers in our remaining regional markets could cause us to close one or more of our facilities and lose prospective customers and may adversely affect our business.

We maintain a presence in select regional markets across the U.S. and, in several of those markets, we have not been successful in attracting customers to our facilities. We have also exited certain markets. In connection with our exit from these markets and in other markets, we have taken significant asset impairment and discontinuation charges. We presently intend to exit the Kansas City market within the next 9 months. We are also currently considering exiting another market which currently represents less than 1% of our revenues.

We have debt obligations which include restrictive covenants that limit our flexibility to manage our business; failure to comply with these covenants could trigger an acceleration of our outstanding indebtedness.

As of December 31, 2006, outstanding indebtedness under our credit facilities totaled approximately $144.2 million. After applying proceeds from our initial public offering, outstanding indebtedness under our credit facilities is approximately $40 million. Our credit facilities require that we maintain specific financial ratios and comply with covenants, including various financial covenants, which contain numerous restrictions on our ability to incur additional debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements. We have in the past violated certain covenants under our credit facilities, including several violations during 2006 that were subsequently waived by our lenders pursuant to an amendment to the credit facilities. A default, if not waived by our lenders, could result in the acceleration of outstanding indebtedness and cause our debt to become immediately due and payable.

If we are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, we will have to refinance such obligations, or otherwise we will not be able to repay our debt. If new financing is made available, its terms may not be favorable to us and our business may be adversely affected.

Our authorized but unissued common stock and preferred stock may prevent a change in our control.

Our amended certificate of incorporation authorizes us to issue additional authorized but unissued shares of our common stock or preferred stock. In addition, our board of directors may classify or reclassify any unissued shares of our preferred stock and may set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board may establish a series of preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Anti-takeover provisions in our amended certificate of incorporation and amended and restated by-laws could delay a change in management and limit our share price.

Certain provisions of our amended certificate of incorporation and amended and restated by-laws could make it more difficult for a third party to acquire control of us or for us to acquire control of a third party even if such a change in control would increase the value of your common stock. We have a number of anti-takeover devices in place that will hinder takeover attempts and could reduce the market value of our common stock or prevent sale at a premium. Our anti-takeover provisions include:

•	a staggered, or classified, board of directors;

•	removal of directors, only for cause, by 80% of the voting interest of stockholders entitled to vote;

•

blank-check preferred stock, the preference, rights and other terms of which may be set by the board of directors and could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise benefit our stockholders;

•	a provision denying stockholders the ability to call special meetings;

•	Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders in certain situations; and

•	advance notice requirements by stockholders for director nominations and actions to be taken at annual meetings.

We could incur substantial costs as a result of violations of or liabilities under environmental laws.

We are subject to various environmental and health and safety laws and regulations, including those relating to the generation, storage, handling and disposal of hazardous substances and wastes. Certain of these laws and regulations impose liability, without regard to fault or the lawfulness of the disposal activity, for the entire cost of the investigation and cleanup of contaminated sites on current and former owners and operators of real property and persons who have disposed of or released hazardous substances at any location. Our facilities contain tanks for the storage of diesel fuel and significant quantities of lead acid batteries to provide back-up power. We maintain an environmental compliance program that includes the implementation of required technical and operational procedures designed to minimize the potential for leaks and spills, maintenance of records and manufacturers’ recommended preventative maintenance. However, we cannot guarantee that these systems will remain free from leaks or that the use of these systems will not result in spills. Any leak or spill of hazardous materials could result in interruptions to our operations and expenditures that could have a material adverse effect on our business, financial condition and results of operations. Moreover, hazardous substances or regulated materials of which we are not aware may be present at facilities we operate and lease. To the extent any such contaminants are discovered at our facilities, we may be responsible under applicable laws, regulations or leases for any required removal or cleanup at substantial cost. In addition, non-compliance with or liabilities under existing environmental or health and safety laws and regulations, or the adoption of more stringent requirements in the future, could result in fines, penalties, third-party claims and other costs that could be material.

Risks Related To Our Industry

Our business depends on general economic performance and the continued use of the Internet, as well as the increasing adoption and usage of bandwidth intensive services.

Acceptance and use of the Internet may not continue to develop at historical rates and a sufficiently broad base of consumers may not continue to use the Internet and other online services as a medium of communication, commerce and entertainment. Demand for Internet services and products is subject to a high level of uncertainty and such services and products are subject to significant pricing pressure. As a result, we cannot be certain that a viable market for our services will be sustainable in many of our markets. If the market for our services grows more slowly than we currently anticipate, our revenues and operating results will be materially and adversely affected.

Industry consolidation may have a negative impact on our business.

The telecommunications industry is currently undergoing consolidation. For example, two of our significant customers, Qwest and Level 3, acquired OnFiber and Progress Telecom, respectively, both of which are also significant customers. As our customers consolidate, there may be fewer telecommunications service providers available in our facilities and, with less network density in our facilities, our network neutral interconnection and colocation services may become less attractive to our customers. Further, our customers may require less interconnection and colocation services as they combine businesses. Given the competitive and evolving nature of this industry, further consolidation of our customers and competitors may present a risk to our network neutral business model and have a material adverse effect on our revenues and results of operations.

Changes in technology could adversely affect our business.

The markets for the services we offer are characterized by rapidly changing technology, evolving industry standards, frequent new service introductions, shifting distribution channels and changing customer demands. We may not be able to adequately adapt our services or acquire new services that can compete successfully. We risk losing customers to our competitors if we are unable to adapt to this rapidly evolving marketplace.

In addition, our large telecommunications service provider customers that may be colocated at our facilities and our competitors’ facilities may, for reasons that are beyond our control, decide to upgrade the equipment in our competitors’ facilities but not at our facilities. This could lead to the phasing out of our facilities as a marketplace for telecommunications services, making our services less desirable for our customers. Such an occurrence would adversely affect our financial condition, our ability to retain existing customers and our ability to attract new customers.

Government regulation of data networks is largely unsettled, and depending on its evolution, may adversely affect our business.

The telecommunications industry is currently undergoing a transformation in technology as it moves from a traditional dedicated circuit network architecture to a design where all forms of traffic–voice, video, and information–are transmitted as digital bits over IP-based networks. With the advent of these digital data transmissions and the growth of the Internet, data networks are becoming the networks over which all communications services can be offered. Determining the appropriate regulatory framework for these data networks is one of the most significant challenges facing federal and state telecommunication policy makers. As a result of this fundamental shift in the telecommunications industry’s underlying technology, various laws and governmental regulations in Canada and at the federal, state and local level in the U.S., governing IP-based services, related communications services and information technologies remain largely unsettled.

We are currently regulated by the Federal Communications Commission and the Canadian Radio Television and Telecommunications Commission regarding our provision of International Private Line interexchange services. We are also regulated by the New York State Department of Public Service regarding the provisions of intrastate interexchange services. Due to changing technology and applications of that technology it is uncertain whether and how existing laws or regulations or new laws or regulations will be applied by the Federal Communications Commission and other regulatory agencies in the future to other currently unregulated services we offer, or to new services or products that we may offer in the future.

Terrorist activity throughout the world and military action to counter terrorism could adversely impact our business, particularly in regards to our operations located in the San Francisco Bay Area and New York City.

The September 11, 2001 terrorist attacks in the U.S., the ensuing declaration of war on terrorism, the war in Iraq and the continued threat of terrorist activity and other acts of war or hostility appear to be having an adverse effect on business, financial and general economic conditions internationally. These effects may, in turn, increase our costs due to the need to provide enhanced security, which would have a material adverse effect on our business and results of operations. These circumstances may also adversely affect our ability to attract and retain customers, our ability to raise capital and the operation and maintenance of our facilities. We may not have adequate property and liability insurance to cover catastrophic events or attacks brought on by these factors. In addition, we depend heavily on the physical infrastructure, particularly as it relates to power, that exists in the markets in which we operate. Any damage to such infrastructure in these markets, particularly in our New York City and San Francisco Bay Area markets that are likely to be more prone to terrorist activity, may materially and adversely affect our business.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

There is no disclosure to report pursuant to Item 1B.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Tampa, Florida. We lease space for our facilities in buildings with a significant concentration of telecommunications carriers or buildings located near the primary telecommunications central offices within a particular market. This proximity to telecommunications carriers significantly reduces the cost and complexity of connecting their networks to our facilities. We currently operate 33 facilities in 23 markets with approximately 692,700 total gross square feet. The amount of gross square footage in each of our markets ranges from 6,800 to 87,800. The amount of gross square footage for our top 10 markets by revenue ranges from 17,900 to 87,800 square feet. As of March 1, 2007, the following table shows the number and gross square footage of our facilities in our top 10 markets and the number of our facilities in our other markets:

Market	Number of Our Facilities	Gross Square Footage
Top 10 Markets
New York City*	3	87,800
San Fransisco Bay Area*	2	65,300
Northern Virginia Area*	3	63,600
Seattle*	2	49,000
Dallas*	3	43,700
Philadelphia*	2	41,400
Toronto	1	32,900
Atlanta*	1	28,000
Chicago	1	21,700
Los Angeles	1	17,900
Top 10 Markets Total	19	451,300
Other Markets**	14	241,400

Total	33	692,700

*	Denotes market where we also provide Internet exchange services.
**	Boston, Buffalo, Cleveland, Denver, Detroit, Indianapolis, Kansas City, Miami (2 facilities), Nashville, Phoenix, Pittsburgh, St. Louis and Tampa.

Below is a table containing the material terms of all our leases in our top 10 markets.

Market	Lease Expiration Dates	Approx. Sq. Ft.	Annual Rent (In Thousands)	Renewal Option
New York City	Ranges from 2/2008 to 8/2015	87,821	$4,189	(1)
San Fransisco Bay Area	Ranges from 8/2009 to 5/2025	65,319	$2,403	(2)
Northern Virginia Area	Ranges from 8/2009 to 12/2016	63,638	$2,494	(3)
Seattle	Ranges from 2/2009 to 4/2014	48,959	$2,026	(4)
Dallas	Ranges from 6/2009 to 9/2015	43,678	$1,369	(5)
Philadelphia	Ranges from 1/2008 to 10/2010	41,353	$765	(6)
Toronto	Ranges from 4/2011 to 11/2014	32,934	$2,037	(7)
Atlanta	Ranges from 11/2009 to 2/2010	27,998	$627	(8)
Chicago	11/2013	21,700	$401	(9)
Los Angeles	2/2009	17,927	$215	None

(1)	Of our leased space in New York City, approximately 16,853 square feet is subject to a lease renewal option and approximately 70,968 square feet is not subject to a lease renewal option.
(2)	Of our leased space in the San Francisco Bay Area, approximately 20,000 square feet is subject to a lease renewal option, and approximately 45,319 square feet is not subject to a lease renewal option.

(3)	Of our leased space in Northern Virginia, approximately 38,062 square feet is subject to a lease renewal option, and approximately 25,576 square feet is not subject to a lease renewal option.
(4)	Of our leased space in Seattle, approximately 37,565 square feet is subject to a lease renewal option, and approximately 11,394 square feet is not subject to a lease renewal option.
(5)	All of our leased space in Dallas is subject to a lease renewal option.
(6)	Of our leased space in Philadelphia, approximately 20,540 square feet is subject to a lease renewal option, and approximately 20,813 square feet is not subject to a lease renewal option.
(7)	All of our leased space in Toronto is subject to a lease renewal option.
(8)	Of our leased space in Atlanta, approximately 11,834 square feet is subject to a lease renewal option, and approximately 16,164 square feet is not subject to a lease renewal option.
(9)	All of our leased space in Chicago is subject to a renewal option. A lease for approximately 5,141 square feet expired on February 28, 2007 and was not renewed.

ITEM 3.	LEGAL PROCEEDINGS

We are currently involved in three lawsuits with former landlords or property owners relating to our non-occupancy of plaintiffs’ facilities and subsequent withholding of rent payments. We intend to vigorously defend our position in each of these lawsuits. However, we cannot assure you that we will ultimately be successful in these matters.

In May 2002, Joseph H. Suppers, Jr. filed suit in the Circuit Court of the Fifteenth Judicial District Palm Beach County, Florida against our subsidiary, Switch & Data FL Four LLC, certain other of our subsidiaries and us. In addition to claims of breach of a lease in connection with a lease entered into for a colocation facility in West Palm Beach, Florida, the complaint alleges fraudulent misrepresentation. Plaintiffs are seeking damages of approximately $9.0 million for lost rents, $3.1 million for lost profits, $16.0 million for lost business opportunities, $0.8 million for transaction costs related to a forced sale of the building and $0.8 million for attorney’s fees. Based upon currently available information, management believes that the amount of any liability with respect to this action will not materially affect our financial position, results of operations or liquidity.

On May 31, 2006, we and our predecessor, Switch & Data Facilities Company, LLC, were served with a lawsuit alleging our failure to execute a lease in October 2000 for a building in Milwaukee, Wisconsin. Plaintiffs are claiming the rent and associated lease charges due for the entire term of the lease (10 years) of $3.7 million. Plaintiffs are also claiming $0.75 million loss on the sale of the building and $0.15 million for attorney’s fees. Based upon currently available information, management is currently unable to assess the amount of any liability with respect to this action, which may materially affect our financial position, results of operations or liquidity.

One additional suit filed on October 26, 2001, Continental Poydras Corporation vs. Switch and Data LA One, LLC and our predecessor, is pending in New Orleans, Louisiana. Plaintiff is seeking approximately $3.2 million for lost rent, $0.35 million for restorative expenses and $0.02 million for paid lease commissions. There has been no record activity in this case since July 10, 2003.

Two of our predecessor’s stockholders filed a lawsuit against us in a Delaware state court on January 29, 2007. This lawsuit seeks a declaratory judgment that those of our predecessor’s stockholders who did not sign our predecessor’s fourth amended and restated investors agreement are entitled to appraisal rights with respect to the merger that was part of our corporate reorganization. It also sought a preliminary injunction against our corporate reorganization and our initial public offering until the appraisal rights issue was resolved. The plaintiffs sought expedited proceedings to present their request for the preliminary injunction. On February 2, 2007, the Delaware court denied the plaintiff’s motion for expedited proceedings. This denial was based upon our agreement that the plaintiffs, and any other holder of our predecessor’s capital stock who has not signed our predecessor’s fourth amended and restated investors agreement, may participate in the offering as a selling stockholder and not waive any right to an appraisal remedy (if any such right exists), even if such stockholder has previously consented in writing to the corporate reorganization. Although the motion to expedite has been denied, thereby mooting the motion for preliminary injunction, the lawsuit remains outstanding.

We believe that all stockholders have waived their appraisal rights, with one possible exception for a stockholder who did not sign our predecessor’s fourth amended and restated investors agreement, or any of the prior versions of the investors agreement, but who did enter into a settlement agreement that included a draft of the fourth amended and restated investors agreement as an exhibit with our predecessor on March 14, 2003. If it is determined that additional stockholders are entitled to an appraisal remedy and such stockholders avail themselves of such rights, we could become obligated to make substantial cash payments to such stockholders.

Stockholders holding the following amounts of our predecessor’s shares have notified us of their intent to seek appraisal rights: (i) 6,014,625 shares of our predecessor’s common stock (or, approximately 14.2% of such class); (ii) 3,209,134 shares of our predecessor’s Series B Common Stock (or, approximately 4.9% of such class); (iii) 72,073 of our predecessor’s Series B Convertible Preferred Stock (or, approximately 0.3% of such class); (iv) 1,604,567 shares of our predecessor’s Series C Redeemable Preferred Stock (or, approximately 4.9% of such class); and (v) 1,640 shares of our predecessor’s Series D-1 Preferred Stock (or, approximately 0.5% of such class). If all of the appraisal demands are withdrawn in accordance with the DGCL or the Chancery Court determines that all of the stockholders seeking appraisal have waived their appraisal rights or otherwise are not legally entitled to appraisal, then these shares will convert into a total of 212,821 shares of our common stock. At our initial public offering price of $17.00, this would result in a potential exposure of $3.6 million if appraisal rights are determined to be applicable. Our actual exposure in such an event could be more or less, because the Chancery Court would not be bound by our initial public offering price.

In addition to the matters described above, we are presently involved in various legal proceedings arising in the ordinary course of our business operations, including employment matters and contractual disputes that we do not believe, based on information currently available to us, will materially adversely affect our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the three months ending December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.0001, is listed on the Nasdaq Global Market under the stock symbol “SDXC” and has been so listed since February 8, 2007, when it was first listed in connection with our initial public offering. We have no public trading history prior to February 8, 2007. The initial public offering price of our common stock on February 8, 2007 was $17.00 per share.

Holders

The approximate number of stockholders of record of our common stock was 150 as of March 1, 2007. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

On October 13, 2005, we paid a cash dividend of approximately $11.4 million in the aggregate to holders of our predecessor’s Series D Redeemable Preferred Stock in connection with the redemption of our predecessor’s

Series D Redeemable Preferred Stock and approximately $16.0 million in the aggregate to holders of our predecessor’s Series C Redeemable Preferred Stock. We have not declared or paid any other dividends. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. Our existing credit facilities prohibit us from paying cash dividends, and any future financing agreements may prohibit us from paying any type of dividends.

Use of Proceeds from Sales of Registered Securities

On February 8, 2007, we commenced our initial public offering of our common stock, $0.0001 par value per share, pursuant to a Registration Statement on Form S-1 (File No. 333-137607) which the SEC declared effective on February 8, 2007. Under this registration statement, we registered 13,416,667 shares of common stock. Of these shares, 9,000,000 were newly issued shares sold by us and 4,416,667 were existing shares sold by the selling stockholders, including 1,750,000 shares sold pursuant to an exercise by the underwriters of their over-allotment option. All of these shares were sold by us and the selling stockholders at a price of $17.00 per share, less underwriter discounts and commissions, and the offering closed on February 13, 2007. Deutsche Bank Securities and Jeffries & Company acted as lead managing underwriters.

The aggregate gross proceeds to us from our initial public offering was approximately $153 million. The aggregate net proceeds to us were approximately $139.3 million, after deducting (i) approximately $10.7 million of underwriting discounts and commissions, and (ii) approximately $3.0 million in other costs related to the offering.

We used $104.5 million of our net proceeds from the offering to repay 75% of the amounts outstanding under our credit facilities. We plan to use the remaining $34.8 million of our net proceeds for capital expenditures, working capital and other general corporate purposes. In addition, we may use a portion of the remaining net proceeds to acquire or invest in businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, joint ventures or otherwise. However, we have no specific agreements or commitments and are not currently engaged in any substantive negotiations with respect to any such transactions.

Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from Item 12 of Part III of this report.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected data are derived from our consolidated financial statements. The selected consolidated financial data is qualified by reference to and should be read carefully in conjunction with the consolidated financial statements and notes thereto and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

We derived the financial data as of December 31, 2005 and 2006 and for the years ended December 31, 2004, 2005 and 2006 from the audited financial statements of our predecessor, Switch & Data Facilities Company, Inc., appearing elsewhere in this Annual Report under Form 10-K. We derived the financial data as of December 31, 2004 and for the year ended December 31, 2003 from the audited financial statements of our predecessor not included in this Annual Report under Form 10-K. We derived the financial data as of December 31, 2002 and 2003 and for the year ended December 31, 2002 from the unaudited financial statements of our predecessor not included in this Annual Report under Form 10-K.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)
Revenues:	$38,928	$69,840	$91,449	$105,414	$111,831

Costs and operating expenses:
Cost of revenues, exclusive of depreciation and amortization	22,924	32,333	43,652	54,800	60,405
Sales and marketing	4,940	6,883	10,765	9,846	12,324
General and administrative	5,662	7,090	9,768	9,568	10,374
Depreciation and amortization	13,267	18,509	27,705	30,206	23,485
Lease litigation settlements	—	—	6,629	—	—
Asset impairment	8,338	—	1,015	2,140	2,193

Total cost and operating expenses	55,131	64,815	99,534	106,560	108,781

Operating income (loss)	(16,203)	5,025	(8,085)	(1,146)	3,050

Interest income	194	121	140	106	77
Interest expense	(4,485)	(3,573)	(5,374)	(9,356)	(14,812)
Loss from debt extinguishment	—	(342)	(409)	(769)	—
Other income (expense)	—	78	(192)	166	(36)

Income (loss) from continuing operations before minority interest and income taxes	(20,494)	1,309	(13,920)	(10,999)	(11,721)
Minority interest in net income of consolidated partnership	(1,878)	(2,052)	(380)	—	—
Income taxes	—	(80)	(63)	(69)	—

Loss from continuing operations	(22,372)	(823)	(14,363)	(11,068)	(11,721)
Income (loss) from discontinued operations	(19,142)	(2,331)	891	(206)	—

Net loss	(41,514)	(3,154)	(13,472)	(11,274)	(11,721)
Preferred stock accretions and dividends	(10,225)	(15,120)	(16,938)	(33,691)	(13,530)

Net loss, attributable to common stockholders	$(51,739)	$(18,274)	$(30,410)	$(44,965)	$(25,251)

Income (loss) per share-basic and diluted:
Continuing operations, attributable to common stockholders	$(0.30)	$(0.15)	$(0.29)	$(0.42)	$(0.23)
Discontinued operations	$(0.18)	$(0.02)	$0.01	$(0.00)	$—
Net loss, attributable to common stockholders	$(0.48)	$(0.17)	$(0.28)	$(0.42)	$(0.23)
Weighted average shares outstanding, basic and diluted	107,787	107,787	107,787	107,787	107,545

Balance Sheet Data:

	As of December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Cash and cash equivalents	$5,839	$10,664	$13,707	$10,417	$3,671
Total assets	103,296	132,480	152,250	163,222	152,056
Long term obligations	39,883	26,620	65,291	153,602	151,816
Redeemable Preferred Shares	143,957	190,129	206,875	180,644	194,174

Total stockholders’ deficit	(97,177)	(115,242)	(144,866)	(189,360)	(214,320)

Statement of Cash Flow Data:

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Cash Flow from:
Operating Activities	$(3,239)	$20,725	$17,645	$25,333	$16,991
Investing Activities	(2,484)	(44,600)	(38,530)	(41,516)	(21,073)
Financing Activities	(3,133)	28,699	23,929	12,875	(2,663)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth in our industry, our customers’ industries and the general economy;

•	variability of operating results;

•	seasonality;

•	the availability and cost of sufficient electrical power and cooling capacity;

•	the nonrenewal of any of our facilities leases;

•	the variability of customer requirements;

•	other economic, business, and competitive factors affecting our customers, our industry and business generally; and

•	other factors that we may not have currently identified or quantified.

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” section contained in Part I of this document. Given these risk s and uncertainties, the reader should not place undue reliance on these forward-looking statements.

All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Reports on Form 10-K, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or which we hereafter become aware. You should read this document and the documents that we incorporate by reference into this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

We are a leading provider of network neutral interconnection and colocation services primarily to Internet dependent businesses including telecommunications carriers, Internet service providers, online content providers and enterprises. As a network neutral provider, we do not own or operate our own network, and, as a result, our interconnection services enable our customers to exchange network traffic through direct connections with each other or through peering connections with multiple parties. Our colocation services provide space and power for customers’ networking and computing equipment allowing those customers to avoid the costs of building and maintaining their own facilities. We provide our services through 33 facilities in 23 markets, representing the broadest network neutral footprint in North America. Our footprint includes our facility in Palo Alto, one of the first commercial Internet exchanges in the world. Our high network densities, as demonstrated by approximately 17,500 cross connects between our customers, create a network effect, which provides an incentive for our existing customers to remain within our facilities and is a differentiating factor in attracting new customers. This network effect combined with our broad geographic footprint contributes to the growth of our customer base and revenue, which we believe will also increase our operating cash flow due to the fixed nature of certain of our operating costs.

Since March 2003, we have completed five acquisitions: our acquisition of the assets of PAIX in 2003, the stock of MeridianTelesis in 2004, the stock of RACO in 2004, the limited partnership interests of the Site II partnership in 2004 and the stock of LayerOne in 2005. These acquisitions have increased our network densities, expanded our customer base and broadened our geographic footprint. They have required upfront cash payments, additional borrowings under our credit facilities, and additional capital expenditures to improve the infrastructure of the acquired facilities.

We do not own the buildings in which our facilities are located. Instead, we have chosen to lease our facilities. An important trend in our business is an increased focus on expansion in our top 10 markets, which are those markets we believe to be most important strategically to our business. We have expanded our presence in these markets by acquiring space from other telecommunications carriers or by building out existing leased space.

•

In November 2005, we executed an agreement with a carrier to sublease 9,100 gross square feet of space, with an option to lease an additional 13,900 gross square feet in the same building as an existing facility in New York City. In May 2006, we exercised the option to sublease 6,600 of the 13,900 gross square feet with a commencement date of June 1, 2006. In August 2006, we exercised the balance of the option to sublease the remaining 7,300 gross square feet with a commencement date of August 1, 2006. We have subleased a total of 23,500 gross square feet under this agreement, representing an increase of 36% in our gross square footage in New York City.

•

In June 2006, we completed the expansion of our Palo Alto facility which included adding 26,300 gross square feet, representing an increase of 67% in our gross square footage in the San Francisco Bay Area.

•

In July 2006, we executed an asset purchase agreement to acquire a colocation facility located in Chicago for $0.3 million in cash and to accept assignment of the facility’s lease. The facility has 13,200 gross square feet and is adjacent to one of our existing facilities in Chicago, representing an increase of 96% in our gross square footage in Chicago.

As a result of our capacity expansions, we typically incur lease, utility and personnel related expenses prior to being able to accept customers for, and generate revenue from, the additional capacity. However, as a result of the operating leverage inherent in our business model, we believe incremental revenue from these expansions will increase operating cash flow.

We intend to continue to maintain our existing operations and look for opportunities to expand our operations in our top 10 markets. Our ability to maintain existing operations will depend in part on our ability to continue to renew the leases in the markets on favorable terms and to maintain good working relationships with our landlords. While most of our leases provide two five-year renewal options with rent set at then-prevailing market rates, ten of our leases do not contain renewal options. Renewing these leases at favorable terms will be critical to continuing those operations in the Los Angeles, Atlanta, New York, Philadelphia and Seattle markets. Even those leases which contain renewal options do not assure long-term operations at those facilities.

As part of our increased focus on the top 10 markets, we have also exited certain markets that we deem not to be profitable. In connection with our exit from these cities and in other cities where we have experienced losses, we have incurred asset impairment and discontinuation charges. We presently intend to exit the Kansas City market on June 30, 2007. We are also currently considering exiting another market which currently represents less than 1% of our revenues.

Another important factor that has impacted our business is the 2005 expiration and non-renewal of a majority of the contracts with the company that was formerly our largest customer. On December 31, 2005, most of our contracts with this customer expired and were not renewed. This was anticipated as the customer had sold a portion of its business and was liquidating the remaining portion of its business. Our total revenue from this customer was $8.8 million for the year ended December 31, 2005, and our recurring revenue from the contracts that expired on December 31, 2005 was $5.8 million for such year. The contracts with this customer that did not expire in 2005 were assigned to one of our other customers. These contracts expired on September 30, 2006, and less than $0.1 million a month has continued through month-to-month agreements. We recognized $2.1 million of recurring revenue from these contracts in 2006.

On February 13, 2007, in connection with our February 8, 2007 initial public offering, we completed our corporate reorganization. Switch and Data, Inc., a Delaware corporation, was the successor to Switch & Data Facilities Company, Inc., our then current holding company. As part of the merger, Switch and Data, Inc. changed its name to Switch & Data Facilities Company, Inc. The certificate of merger was filed, and the merger and reorganization became effective shortly before the closing for the sale of the shares in the initial public offering.

Net proceeds to us, after underwriting discounts and commissions and other costs related to the offering, were $139.3 million. We used approximately $104.5 million of the proceeds from the offering to repay a significant portion of the amounts outstanding under our credit facilities.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS

Revenues

Our revenues consist of recurring and nonrecurring revenues. We generate recurring revenue from our colocation and network neutral interconnection services. We generate nonrecurring revenue from our TechSmart technical support services and installation services. Installation services are directly related to providing the recurring services. To review our revenue recognition policies for our recurring and nonrecurring revenues, refer to “Critical Accounting Policies and Estimates” below.

We use several primary metrics to analyze our revenues and measure our performance. These metrics include: number of customers; cabinet equivalents billed; percentage of sales from existing versus new customers; number of cross connects between our customers; and utilization rates. Our ability to license our gross square footage within each facility is limited by the space required by our existing power and cooling infrastructure and by the customer requirements for power and cooling. Power and cooling requirements continue to grow on a per unit basis. We carefully monitor the power and cooling usage in each of our facilities and plan to continue to invest in our power and cooling infrastructure in order to maximize the amount of utilizable space of our facilities.

	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Number of customers	785	794	821	832	851
Number of cross connects	16,405	16,602	16,991	17,417	17,755
Cabinet equivalents billed(1)	5,075	5,127	5,393	5,526	5,843
Utilization Rate(2)	66%	65%	64%	64%	66%

	For the three months ended
	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Percentage of incremental sales to existing customers	77%	82%	74%	74%	79%
Churn as a percentage of monthly recurring revenue	3.9%	1.8%	1.2%	1.7%	0.9%
Sales Production: (in thousands) Monthly recurring revenue(3)	$610	$658	$915	$828	$847
Non-recurring revenue(4)	$835	$809	$1,148	$1,068	$1,461
Total Sales Production	$1,445	$1,467	$2,063	$1,896	$2,308

(1)	Cabinet equivalents billed is the sum of the actual cabinets billed in each facility plus the total cage square footage billed divided by 20.
(2)	The Utilization Rate is calculated as a percentage, the numerator of which is equal to the total space licensed to our customers and the denominator of which is equal to the total licensable space taking into account existing power and cooling constraints.
(3)	Monthly recurring revenue represents new service agreements entered into by new and existing customers during the given quarter. Revenue from these agreements will recur monthly over the life of the agreement.
(4)	Non-recurring revenue represents the one-time installation fees associated with new service agreements. These one-time fees are billed to customers upon completion of the installation service and such revenue is recognized on a straight-line basis over the life of the agreement.

Colocation.

Space. We provide colocation space for a recurring monthly fee for a cabinet or rack, or on a per square foot basis for cage space. Our customers that license cage space typically use between 50 and 500 square feet. Customers sign a service order, governed by the terms and conditions of a master services agreement, typically for one to three years.

Power. We provide conditioned power either on a term basis for one to three years or on a month-to-month basis, for a recurring monthly fee under both arrangements. We provide both alternating current and direct current power circuits. Our customers pay for power on a per amp basis, typically in 20 to 30 amp increments.

Interconnection Services.

Our interconnection services include our cross connect and Internet exchange services. Our cross connect services enable our customers to connect directly to a telecommunications carrier, Internet service provider or other customers in our facilities. These services are typically provided for a recurring monthly fee per connection. Our Internet exchange services enable our customers to connect directly to our Internet exchange, which provides for public or private peering with other customers. Our customers license ports to connect to our Internet exchange for a recurring monthly fee per port, based on port capacity. Customers typically sign one year agreements for our Internet exchange services and month-to-month agreements for our cross connect services. We also generate recurring revenues from reselling Internet access, which we do to accommodate certain customers. We contract with certain Internet service providers and then resell their Internet access service to customers typically in one megabit per second to 100 megabits per second increments. Customers typically sign a one-year contract for this service and pay us a recurring monthly fee per megabits per second.

Non-Recurring.

We generate nonrecurring revenue from the following services:

TechSmart Technical Support Services. We provide technical support services to assist customers with installation, circuit testing, power cycling, equipment rebooting and other related services. Our customers pay for these services on an hourly basis or under contractual arrangements for a certain number of hours of technical support per month. We recognize revenue once the services have been provided.

Installation Services. We receive one-time installation fees related to our interconnection and colocation services. The complexity of the installation determines the amount of fees that we receive. We typically receive a one-time fee per circuit or port for the installation of our interconnection services. We normally receive a one-time fee per cabinet or rack or per linear foot of cage space for the installation of our colocation services. We typically receive a one-time fee per amp for the installation of power, depending on the size of circuit and amount of voltage provided.

The following table presents our revenues and percentage of revenues for the periods presented:

	Year Ended December 31,
	2004		2005		2006
Revenues
Colocation	$54,125	59%	$61,406	58%	$65,420	59%
Interconnection	32,739	36%	39,361	37%	41,459	37%

Recurring Total	$86,863	95%	$100,767	95%	$106,879	96%
Non-recurring	4,586	5%	4,647	5%	4,952	4%

Total	$91,449	100%	$105,414	100%	$111,831	100%

Cost of Revenues, exclusive of Depreciation and Amortization

Cost of Revenues. Cost of revenues is comprised primarily of lease, utilities, maintenance and repair, personnel related expenses, telecommunications services, security and property taxes. The components of our cost of revenues are mostly fixed in nature and do not vary significantly from period to period. However, certain components of our cost of revenues are variable in nature and are directly related to the growth of our revenues. We expect our utilities expenses to increase in the future on a per unit basis due to an increase in rates from our utility providers and increased usage of power by our customers. Further, we experience seasonality in our utilities expenses based on temperatures and seasonal rate adjustments, which causes the amount of these expenses to fluctuate during each year. As a result of our expansions, we typically incur lease, utilities and personnel related expenses prior to being able to accept customers for, and generate revenue from, the additional capacity. As we continue to expand our facilities in our top 10 markets, we expect cost of revenues to increase.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel related expenses for our sales and marketing employees, including wages, benefits, bonuses and commissions, and the cost of marketing programs such as sales support, trade shows, promotional events and print advertising. We expect our sales and marketing expenses to increase in absolute dollars as we increase the headcount of our sales staff and increase our marketing and promotional efforts.

General and Administrative. General and administrative expenses include personnel related expenses as well as travel, corporate communications, rent and insurance expenses, and outside legal, accounting and consulting expenses. Personnel related expenses include wages, benefits and bonuses for our executive management as well as for our accounting, legal, facilities design and construction, information technology and human resources employees. We expect our general and administrative expenses to increase in absolute dollars as we incur additional costs associated with being a public company, including higher personnel, legal, insurance and financial reporting expenses as well as costs to comply with the Sarbanes-Oxley Act. We expect such expenses will be between 1% and 3% of our revenues (or approximately $1 million to $3 million based upon our 2006 annual revenues).

Depreciation and Amortization. Depreciation expense includes depreciation of our leasehold improvements, generators, uninterruptible power systems, direct current power plants, heating, ventilation and air-conditioning equipment, furniture and fixtures. Amortization expense is composed of the amortization of our customer based intangible assets related to the acquisitions of PAIX, RACO, MeridianTelesis and LayerOne.

Asset Impairment. Asset impairment expenses represent the write-off of capitalized facility related assets which we have determined to be impaired.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented. The year-to-year comparison of financial results is not necessarily indicative of future results.

The following table presents our historical costs and operating expenses as a percentage of revenues for the periods indicated.

	Year Ended December 31,
	2004	2005	2006
Revenues	100%	100%	100%
Costs and operating expenses:
Cost of revenues, exclusive of depreciation and amortization	48	52	54
Sales and marketing	12	9	11
General and administrative	11	9	9
Depreciation and amortization	30	29	21
Lease litigation settlements	7	—	—
Asset impairment	1	2	2

Total costs and operating expenses	109%	101%	97%

Operating income (loss)	(9)%	(1)%	3%

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Revenues

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2005	2006
Revenues	$105,414	$111,831	$6,417	6%

Revenues increased by $6.4 million, or 6%, to $111.8 million for the year ended December 31, 2006 compared to $105.4 million for the year ended December 31, 2005. Recurring revenue increased by $6.1 million, which includes an increase of $12.8 million from the sale of our services to new and existing customers, which was offset by a decrease of $6.7 million due to the expiration of contracts with the company that was formerly our largest customer on December 31, 2005. Nonrecurring revenue increased by $0.3 million. This increase is a result of increased technical support services revenue.

Cost of Revenues, exclusive of Depreciation and Amortization

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2005	2006
Cost of Revenues, exclusive of Depreciation and Amortization	$54,800	$60,405	$5,605	10%

Cost of revenues increased by $5.6 million, or 10%, to $60.4 million for the year ended December 31, 2006 compared to $54.8 million for the year ended December 31, 2005. The increase was primarily due to the expansion of our facilities in several markets, including the San Francisco Bay Area and New York City, which increased rent expense by $1.8 million, personnel related expenses by $0.7 million, and utilities expenses by $0.6 million. As a result of our expansions, we typically incur lease, utilities and personnel related expenses prior to being able to accept customers for, and generate revenue from, the additional capacity. In other markets rent expense increased by $0.3 million due to additional square footage in Toronto and Chicago, utilities increased by $1.2 million due to an increase in per unit costs and higher usage by our customers, and personnel related expense increased by $0.2 million as a result of an increase in headcount and temporary labor. Cost of revenues as a percentage of revenues was 52% and 54% for the years ended December 31, 2005 and 2006, respectively.

Sales and Marketing

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2005	2006
Sales and marketing	$9,846	$12,324	$2,478	25%

Sales and marketing expenses increased by $2.5 million, or 25%, to $12.3 million for the year ended December 31, 2006 compared to $9.8 million for the year ended December 31, 2005. The increase was due to personnel related expenses primarily related to an increase in commissions and wage expense due to an increase in headcount.

General and Administrative

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2005	2006
General and administrative	$9,568	$10,374	$806	8%

General and administrative expenses increased by $0.8 million, or 8%, to $10.4 million for the year ended December 31, 2006 compared to $9.6 million for the year ended December 31, 2005. The increase was primarily due to an increase in headcount and in professional fees associated with our initial public offering.

Depreciation and Amortization

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2005	2006
Depreciation and amortization	$30,206	$23,485	$(6,721)	(22)%

Depreciation and amortization expenses decreased by $6.7 million, or 22%, to $23.5 million for the year ended December 31, 2006 as compared to $30.2 million for the year ended December 31, 2005. The decrease was due primarily to certain assets becoming fully depreciated during 2005 at our New York, Seattle, and Miami facilities. Also, in 2005, for one of our facilities in New York City, we were required to depreciate the remaining $3.8 million value of certain improvements over the then remaining lease term which was shorter than the expected economic life of the improvements as a new lease was not reasonably assured at the time of the improvements.

Asset Impairment

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2005	2006
Asset impairment	$2,140	$2,193	$53	2%

Asset impairment expense increased by $0.1 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. We evaluate the carrying value of our long-lived assets, consisting primarily of the assets in our colocation facilities, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant loss of customers within a facility, or significant reductions in projected future cash flows. As a result of our asset impairment analysis, we determined that assets in facilities located in Indianapolis, Chicago, and Dallas had become impaired in 2006. We determined that assets of our Kansas City facility had become impaired in the first quarter of 2005.

Interest Expense

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2005	2006
Interest expense	$9,356	$14,812	$5,456	58%

Interest expense increased by $5.5 million, or 58%, to $14.8 million for the year ended December 31, 2006 compared to $9.4 million for the year ended December 31, 2005. The increase was due to an increase in our average debt balance, which increased from $100.2 million for the year ended December 31, 2005 to $144.8 million for the year ended December 31, 2006, as a result of the October 13, 2005 refinancing of our senior secured credit facility and due to an increase in our average interest rate from 8.4% in the year ended December 31, 2005 to 10.2% in the year ended December 31, 2006. Total debt outstanding as of December 31, 2005 was $144.9 million compared to $144.2 million as of December 31, 2006. The additional borrowings were used to redeem our predecessor’s Series D Redeemable Preferred Stock in the amount of $43.9 million, and make a preference payment on our predecessor’s Series C Redeemable Preferred Stock in the amount of $16 million. The increase in interest expense for the senior credit facility was offset by an increase in the value of our derivative financial instruments. We converted approximately 50% of our outstanding debt to fixed interest rates through the use of derivative financial instruments. These instruments are marked to market value at the end of each quarter, with gains and losses treated as decreases or increases to interest expense. The change in value of the derivatives resulted in a decrease in interest expense by $0.5 million for the year ended December 31, 2006.

Loss from Discontinued Operations

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2005	2006
Loss from Discontinued Operations	$206	$0	$(206)	N/A

Loss from discontinued operations decreased by approximately $0.2 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. During 2005, we assigned the lease, assets, customer contracts and equipment for one of our Chicago facilities to an unrelated third party. The results of operations of this facility through the date of disposition have been recorded as discontinued operations.

Loss from Debt Extinguishment

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2005	2006
Loss from Debt Extinguishment	$769	$0	$(769)	N/A

Loss from debt extinguishment was $0.8 million for the year ended December 31, 2005 due to the write-off of debt issuance costs related to our debt refinancing that occurred during October 2005. No such write-offs or refinancing occurred during 2006.

Net Loss

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2005	2006
Net income (loss)	$(11,274)	$(11,721)	$(447)	4%

Net loss increased by $0.4 million, or 4%, to $11.7 million for the year ended December 31, 2006 compared to $11.3 million for the year ended December 31, 2005. The increase was primarily due to an increase of $14.3 million in expenses primarily due to the expansion of our facilities, increased headcount, and increased outstanding debt obligations. This was offset by increased revenues of $6.4 million from sales to new and existing customers, decreased depreciation and amortization expense of $6.7 million from certain assets that were fully depreciated during 2005, and decreased losses of $1.0 million from discontinued operations and debt extinguishment.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Revenues

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2004	2005
Revenues	$91,449	$105,414	$13,965	15%

Revenues increased by $14.0 million, or 15%, to $105.4 million for the year ended December 31, 2005 compared to $91.4 million for the year ended December 31, 2004. Recurring revenues increased by $13.9 million and nonrecurring revenues increased by $0.1 million. Recurring revenues increased by (i) $5.1 million from sales to new and existing customers, (ii) $7.5 million from the acquisition of LayerOne in January 2005, and (iii) $1.3 million from the acquisition of RACO in March 2004, which is included in revenues for the entire year for 2005 as compared to being included in revenue for nine months in 2004.

Cost of Revenues, exclusive of Depreciation and Amortization

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2004	2005
Cost of Revenues, exclusive of Depreciation and Amortization	$43,652	$54,800	$11,148	26%

Cost of revenues increased by $11.1 million, or 26%, to $54.8 million for the year ended December 31, 2005 compared to $43.7 million for the year ended December 31, 2004. Cost of revenues increased as a percentage of revenues from 48% for the year ended December 31, 2004 to 52% for the year ended December 31, 2005. Cost of revenues increased primarily by (i) $5.2 million for additional rent, utilities and personnel related expenses related to expansions in the San Francisco Bay Area, New York City, Toronto and Buffalo markets, (ii) $0.9 million from an increase in bad debt expense as a result of our largest customer defaulting on its contract and not paying its invoices for October, November and December of 2005, (iii) $3.3 million for LayerOne which was acquired in January 2005, and (iv) $1.0 million for the inclusion of the RACO facilities for the entire year in 2005.

Sales and Marketing

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2004	2005
Sales and Marketing	$10,765	$9,846	$(919)	(9)%

Sales and marketing expenses decreased by $0.9 million, or 9%, to $9.8 million for the year ended December 31, 2005 compared to $10.8 million for the year ended December 31, 2004. The decrease was primarily due to a $1.0 million decrease in sales commissions as a result of a new compensation plan that was implemented as of January 1, 2005.

General and Administrative

	Year Ended December 31,			$ Change	% Change
($ in thousands)	2004	2005
General and Administrative	$9,768	`$	9,568	$(200)	(2)%

General and administrative expenses decreased by $0.2 million, or 2%, to $9.6 million in the year ended December 31, 2005 compared to $9.8 million for the year ended December 31, 2004. Headcount increased over the period to support our customer growth. Since many of these employees were added at the end of the year in 2005, this resulted in only a $0.2 million increase in personnel related expenses. Travel expenses also increased $0.2 million. These increases were offset by a reduction of $0.5 million in professional fees. We incurred significant legal expenses in 2004 related to our lease litigation settlements.

Depreciation and Amortization

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2004	2005
Depreciation and Amortization	$27,705	$30,206	$2,501	9%

Depreciation and amortization expenses increased by $2.5 million, or 9%, to $30.2 million for the year ended December 31, 2005 compared to $27.7 million for the year ended December 31, 2004. Depreciation expense increased by $0.5 million, which included a $1.2 million increase as a result of the assets acquired in the LayerOne and RACO acquisitions, offset by a reduction of $0.7 million for certain assets that became fully depreciated during 2005. Amortization expense increased by $2.0 million as a result of the capitalization of customer based intangible assets related to the LayerOne acquisition in January 2005 and the RACO acquisition in March 2004.

Lease Litigation Settlements

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2004	2005
Lease Litigation Settlements	$6,629	$0	$(6,629)	100%

Lease litigation settlements in 2004 include: (i) $4.0 million to settle a lawsuit related to a lease in Austin, (ii) $1.8 million to settle a lawsuit related to a lease in Chicago, (iii) $0.5 million to accrue for estimated costs to settle litigation related to a lease in West Palm Beach, and (iv) $0.3 million to settle a lawsuit related to a lease in Buffalo. All of the above settlements relate to leases executed prior to 2001 for facilities that we never occupied.

Asset Impairment

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2004	2005
Asset Impairment	$1,015	$2,140	$1,125	111%

Asset impairment expense increased by $1.1 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. As a result of our asset impairment analysis, we determined that the assets of our Kansas City facility became impaired in 2005 and the assets of our Phoenix and one of our Chicago facilities became impaired in 2004.

Interest Expense

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2004	2005
Interest Expense	$5,374	$9,356	$3,982	74%

Interest expense increased by $4.0 million, or 74%, to $9.4 million for the year ended December 31, 2005 compared to $5.4 million for the year ended December 31, 2004. The increase was due to an increase in our average debt balance, which increased from $64.1 million for the year ended December 31, 2004 to $100.2 million for the year ended December 31, 2005, and due to an increase in our average interest rate from 7.0% for the year ended December 31, 2004 to 8.4% for the year ended December 31, 2005. Total debt outstanding as of December 31, 2004 was $69.3 million compared to $144.9 million as of December 31, 2005. The increase in debt is primarily related to (i) $43.9 million for the redemption of our predecessor’s Series D Redeemable Preferred Stock, (ii) $16.0 million for the payment of a dividend to the holders of our predecessor’s Series C Redeemable Preferred Stock, and (iii) $22.0 million for the acquisition of LayerOne. There is no material income or expense from our derivative financial instruments for the years ended December 31, 2004 and 2005.

Loss from Debt Extinguishment

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2004	2005
Loss from Debt Extinguishment	$409	$769	$360	88%

Loss from debt extinguishment was $0.4 million for the year ended December 31, 2004 due to the write-off of debt issuance costs related to our debt refinancing in March 2004. Loss from debt extinguishment was $0.8 million for the year ended December 31, 2005 due to the write-off of debt issuance costs related to our debt refinancing in October 2005.

Minority Interest in Net Income of Consolidated Partnership

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2004	2005
Minority Interest in Net Income of Consolidated Partnership	$380	$0	$(380)	(100)%

Prior to March 2004, we included the results of the Site II partnership in our consolidated results of operations and recorded minority interest to reflect the ownership interest of the other partners in Site II. In March 2004, we acquired the limited partnership interests in the Site II partnership, eliminating the minority interest.

Income (Loss) from Discontinued Operations

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2004	2005
Income (Loss) from Discontinued Operations	$891	$(206)	$(1,097)	N/A

Income (loss) from discontinued operations decreased by $1.1 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. In the year ended December 31, 2005 we recognized a loss of approximately $0.2 million due to the disposal of one of our facilities in Chicago. In the year ended December 31, 2004, we recognized income of $0.9 million from the favorable resolution of certain contingencies associated with previously reported discontinued operations.

Net Loss

	Year Ended December 31,		$ Change	% Change
($ in thousands)	2004	2005
Net Loss	$(13,472)	$(11,274)	$2,198	16%

Net loss decreased by approximately $2.2 million, or 16%, to $11.3 million for the year ended December 31, 2005 compared to $13.5 million for the year ended December 31, 2004. The decrease was primarily due to increased revenues of $14.0 million from acquisitions and sales to new and existing customers. This was offset by an increase of $18.4 million in expenses primarily due to the expansion of our facilities and acquisitions. Lease litigation settlement expenses were $6.6 million for the year ended December 31, 2004, and there were no such expenses for the year ended December 31, 2005.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31, 2006
($ in thousands)	2004	2005	2006
Net cash provided by operating activities	$17,645	$25,333	$16,991
Net cash provided by (used in) investing activities	$(38,530)	$(41,516)	$(21,073)
Net cash provided by (used in) financing activities	$23,929	$12,875	$(2,663)

Sources and Uses of Cash. Historically, our principal sources of cash are our cash generated from our operating activities, our balance of cash and cash equivalents, and the funds available to us under our credit facilities. On February 13, 2007, we closed an initial public offering of our common stock consisting of 13,416,667 shares of common stock. Proceeds to us were $139.3 million, net of underwriting discounts and commissions and expenses of the offering. We utilized $104.5 million of the proceeds from the offering to repay a significant portion of the amounts outstanding under our credit facilities. This repayment of our credit facilities will significantly reduce our future interest expenses. The remaining $34.8 million of net proceeds will be used for capital expenditures, for working capital and for other general corporate purposes. In addition, we may use a portion of the remaining $34.8 million net proceeds to acquire or invest in businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, joint ventures or otherwise. However, we have no specific agreements or commitments and are not currently engaged in any substantive negotiations with respect to any such transactions.

Our principal cash requirements consist of debt service, capital expenditures and working capital. Since 2003, we have generated cash flow from operations and we expect to continue to generate cash flow from operations for the 2007. We believe our existing cash balance, available borrowings under our existing credit facilities and cash generated by operating activities will be sufficient to meet our anticipated capital expenditure, debt service and working capital requirements for at least the next twelve months.

Our capital expenditures in 2006 were approximately $21.4 million. We expect our 2007 capital expenditures to increase significantly as we continue our expansion efforts in our top 10 markets. These investments will increase product availability in these markets which will enable us to increase revenue and potentially reduce our net losses. Once a market achieves positive cash flow from its operations, any new revenues typically generate substantial cash flow at high operating margins. Although we will have increased costs to operate as a public company, we believe that increased cash flow from the sale of new services along with the reduction in interest expense should improve our cash flow. Although we cannot assure you that cash flow will improve, we believe that improved cash flow along with our existing cash and cash available under our revolving credit facility will be adequate to meet our anticipated needs for at least the next several years.

Net Cash Provided by Operating Activities.

Net cash provided by operating activities for the year ended December 31, 2006 was $17.0 million. This was attributable to a net loss of $11.7 million, depreciation, amortization and other non-cash charges of $29.2 million and cash used by net operating assets and liabilities of $0.5 million.

Net cash provided by operating activities for the year ended December 31, 2005 was $25.3 million. This was attributable to net loss of $11.3 million, depreciation, amortization and other non-cash charges of $37.9 million and cash used by net operating assets and liabilities of $1.3 million.

Net cash provided by operating activities for the year ended December 31, 2004 was $17.6 million. This was attributable to net loss of $13.5 million, depreciation, amortization and other non-cash charges of $32.6 million and cash provided by net operating assets and liabilities of $1.5 million.

Net Cash Provided by (Used in) Investing Activities.

Net cash used in investing activities for the year ended December 31, 2006 was $21.1 million compared to $41.5 million for the year ended December 31, 2005. Cash used in investing activities in 2006 was primarily for capital expenditures relating to the expansion of our Palo Alto facility and the installation of additional power and cooling equipment in several of our top 10 markets. Cash used in investing activities for the year ended December 31, 2005 included $24.5 million for the acquisition of LayerOne and $17.0 million for capital expenditures to add power and cooling equipment in several markets.

Net cash used in investing activities for the year ended December 31, 2004 was $38.5 million. Cash used in investing activities in 2004 was comprised of $26.8 million for the acquisitions of RACO, Meridian and the remaining interests in the Site II limited partnership, and $11.8 million for capital expenditures.

Net Cash Provided by (Used in) Financing Activities.

Net cash used by financing activities for the year ended December 31, 2006 was $(2.7) million compared to net cash provided by financing activities of $12.9 million for the year ended December 31, 2005. The cash used in financing activities in 2006 was primarily the result of principal repayments under our credit facilities and capitalized public offering costs. The cash provided by financing activities in 2005 included cash borrowed under our credit facilities in the amount of $167 million. This was offset by cash used in financing activities of $91.4 million to repay debt, $43.9 million to redeem our predecessor’s Series D Preferred Stock, $16.0 million for a preference payment for our predecessor’s Series C Preferred Stock and $2.8 million for financing costs.

Net cash provided by financing activities for the year ended December 31, 2004 was $23.9 million. The cash provided by financing activities in 2004 included cash borrowed under our credit facilities in the amount of

$70.0 million. This was offset by cash used in financing activities of $41.8 million to repay debt and $3.5 million for financing costs.

Debt Obligations

In January 2001, we entered into a senior secured credit facility under which we were permitted to borrow up to $50.0 million. The credit agreement was amended in 2001 and amended and restated in 2003, in both cases following our noncompliance with certain financial covenants in the credit agreement. The 2003 amendment also reduced the total amount we could borrow to $41.0 million with an additional $5.0 million available under a revolving credit facility. In 2004, we amended and restated the credit facility, among other things, to provide for borrowings of up to $110.0 million.

On October 13, 2005, we again amended and restated the senior secured credit facility (the “First Lien Credit Facility”). Following the amendment and restatement, the First Lien Credit Facility provides for total borrowings of up to $110.0 million, which is comprised of a $25.0 million term loan A facility (the “Term Loan A Facility”), a $75.0 million term loan B facility (the “Term Loan B Facility”), and a $10.0 million revolving credit facility (including a $1.0 million letter of credit sublimit)(the “Revolving Loan Facility”). On that date we also entered into a syndicated junior lien term loan facility in the amount of $45.0 million (the “Second Lien Credit Facility,” and together with the First Lien Credit Facility, the “Credit Facilities”).

As of December 31, 2006, no principal amount of debt was outstanding under our Revolving Loan Facility (with $0.2 million in stated amount of letters of credit issued thereunder), $24.3 million in principal amount was outstanding under the Term Loan A Facility, $74.8 million in principal amount was outstanding under the Term Loan B Facility, and $45.0 million in principal amount was outstanding under the Second Lien Credit Facility.

On January 24, 2007, we amended the Credit Facilities such that we will be permitted to repay the entire Second Lien Credit Facility and only a portion of the First Lien Credit Facility with a portion of the net proceeds from our initial public offering. On February 14, 2007, we repaid $45.0 million under the Second Lien Credit Facility, $24.3 million under the Term Loan A Facility, and $35.2 million under the Term Loan B Facility. On February 1, 2007, our letters of credit in the amount of $0.2 million were terminated, in connection with our renewal of our Reston, Virginia lease.

The Credit Facilities are secured by the stock and assets of our subsidiaries. We pay interest on borrowings under the Credit Facilities at either a base rate or a Eurodollar rate, at our option. Any base rate interest we pay is equal to the greater of the administrative agent’s prime rate or 0.50% above the federal funds rate, plus a spread of 2.50% to 3.00% for loans made under the Revolving Loan Facility, a spread of 3.00% to 3.25% for loans made under the Term Loan B Facility. Any Eurodollar rate interest we pay is based on the one, two, three, or six month Eurodollar rate plus a spread of 4.00% to 4.25% for loans made under the Term Loan B Facility. The interest spread, if applicable, is determined by our consolidated leverage ratio. We also pay an unused commitment fee equal to 0.50% per annum on the average daily unused portion of the Revolving Loan Facility.

All borrowings under the Term Loan B Facility occurred on October 13, 2005. Borrowings are available under the Revolving Loan Facility until October 13, 2010. Repayments of principal under the Term Loan B Facility are due in scheduled quarterly installments of varying percentages, with all remaining amounts due and payable on October 13, 2011. All outstanding amounts under the Revolving Loan Facility will be due and payable on October 13, 2010. The Credit Facilities require compliance with a consolidated leverage ratio covenant. The First Lien Credit Facility also requires compliance with several additional financial covenants, including a first lien consolidated leverage ratio, a consolidated interest coverage ratio, and a consolidated fixed charge coverage ratio.

The Credit Facilities also require compliance with certain operating covenants, which limit, among other things, our incurrence of additional indebtedness and our ability to make dividend payments. We were in violation of the fixed charge coverage ratio covenant as of March 31, 2006. We were required to achieve a fixed charge coverage ratio of not less than 1.00 for the three months ended March 31, 2006. The actual ratio was 0.91 for the three months ended March 31, 2006. On April 28, 2006, the lenders agreed to waive such covenant violation and amended the fixed charge coverage ratio from 1.00 to 0.90 for the second and third quarters of 2006. We were in violation of the amended fixed charge coverage ratio covenant and also in violation of the leverage ratio and interest coverage ratio covenants as of September 30, 2006. We were required to achieve a fixed charge coverage ratio of not less than 0.90, a leverage ratio of not more than 4.50 to 1.00 and an interest coverage ratio of not less than 2.40 to 1.00 for the three months ended September 30, 2006. The actual fixed charge coverage ratio was 0.86, the actual leverage ratio was 4.71 to 1.00, and the actual interest coverage ratio was 2.34 to 1.00 for the three months ended September 30, 2006. On November 27, 2006, the lenders agreed to waive such covenants and amended the fixed charge coverage ratio from 0.90 to 0.85, the leverage ratio from 4.50 to 1.00 to 4.75 to 1.00, and the interest coverage ratio from 2.40 to 1.00 to 2.05 to 1.00, in each case for the fourth quarter of 2006. All such covenant ratios are amended through 2007. We were in compliance with the covenants of the Credit Facilities as of December 31, 2006, and expect to be in compliance for the next 12 months.

Contractual Obligations

The following table summarizes, as of December 31, 2006, our minimum payments for long term debt and other obligations for the next five years and thereafter:

(in thousands)	Total	Less than 1 year	2-3 years	4-5 years	More than five years
Long term debt	$144,156	$4,125	$22,656	$72,375	$45,000
Interest expense	63,566	15,083	27,769	19,290	1,423
Operating lease obligation	140,771	19,534	36,617	23,424	61,196

Total contractual obligations	$348,494	$38,742	$87,042	$115,089	$107,619

*	With the proceeds from our initial public offering, $104.5 million of our credit facilities was repaid on February 14, 2007.
**	The interest expense forecast is based on 1-year LIBOR of 5.40% as of February 19, 2007. Interest expense was calculated by multiplying the outstanding balance by the interest rate for the given time period.

Off Balance Sheet Arrangements

As of December 31, 2004, 2005, and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. In preparing our consolidated financial statements, we make estimates and assumptions that can have a significant impact on our financial position and results of operations. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions, and these differences could be material.

Critical accounting policies are defined as those policies that require significant judgments and assumptions about matters that are highly uncertain at the time of the estimate and could potentially result in materially different results under different assumptions and conditions. See Note 2 of the Consolidated Financial Statements for additional information.

Revenue Recognition and Allowance for Doubtful Accounts. We generate recurring revenue from providing interconnection and colocation services. More than 90% of our revenues are provided from these recurring revenues. Our remaining revenues are nonrecurring and consist of technical support and installation services.

Colocation services are governed by the terms and conditions of a master service agreement. Customers typically execute agreements for one to three year terms. We bill customers on a monthly or quarterly basis and recognize the revenue on a straight line basis over the life of the agreement. Installation services for such long-term agreements, defined as greater than one month, are recognized on a straight-line basis over the life of the agreement, which we believe approximates the term of the customer relationship.

Interconnection services are generally provided on either a month-to-month or one year term under an arrangement separate from those services provided under colocation services. Port services are typically sold on a one year term and revenue is recognized in a manner similar to colocation services. Cross connect services are typically sold on a month-to-month basis. These interconnection services are considered as a separate earnings process that is provided and completed on a month-to-month basis. We bill customers on a monthly basis and recognize the revenue in the period the service is provided. Installation service revenue for these cross connect services is recognized in the period when the installation is complete. The earning process from cross connect installation is culminated in the month the installation is complete.

Technical support services are provided on a time and materials basis and are billed and recognized in the period provided. Cash advances are recorded as unearned revenue in the consolidated balance sheets and are recognized in the period the services are provided.

Revenue is recognized only when the service has been provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. We regularly assess collectibility of accounts receivable from customers based on a number of factors, including prior history with the customer and the credit status of the customer. If we determine that collection of revenue from a customer is not reasonably assured, we do not recognize revenue until collection becomes reasonably assured, which is generally upon receipt of cash. We also maintain an allowance for doubtful accounts for accounts receivable for which management believes such receivables are uncollectible. Management analyzes accounts receivable, bankruptcy filings, historical bad debts, customer credit-worthiness and changes in customer payment patterns when evaluating revenue recognition and the adequacy of our reserves. A specific bad debt reserve is accrued for specifically identifiable receivables that become uncollectible. A general reserve is established for all other accounts receivable based on the age of the invoices. Delinquent account balances are written-off after a determination that the likelihood of collection is not probable.

Taxes assessed by governmental authorities and collected by us are presented on a net basis, excluded from revenues.

Property and Equipment. Property and equipment are stated at cost. We commence depreciation when the assets are placed in service. Equipment and furniture are depreciated on a straight-line basis over their estimated useful life of five to seven years. Useful lives are estimated based on the specific equipment, its intended use and our historical experience with the life expectancy of such equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the related lease (including renewal periods which are reasonably assured) or the estimated life of the asset. Expenditures for improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. At the time property is retired, or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in earnings. Repairs and maintenance are expensed when incurred.

If management were to determine that the actual useful lives of our property and equipment placed into service is less than originally anticipated, or if any of our property and equipment was deemed to have incurred an impairment, additional depreciation, or an impairment charge would be required, which would decrease net income in the period in which such determination was made. Conversely, if management were to determine that the actual useful lives of our property and equipment placed into service was greater than originally anticipated, less depreciation may be required, which would increase net income in the period in which such determination was made.

Impairment of Long-Lived Assets. We account for the impairment of long-lived assets in accordance with FAS 144. We evaluate the carrying value of our long-lived assets, consisting primarily of the assets in our colocation facilities, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant loss of customers within a facility or significant reductions in projected future cash flows. We prepare this analysis by assessing the future undiscounted net cash flows generated by each colocation facility over their respective useful lives and comparing this against the carrying value of that colocation facility. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we write down such assets based on the excess of the carrying amount over the fair value of the assets. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including future levels of sales, long-term forecasts of the amounts and timing of overall market growth, discount rates and terminal growth rates.

Goodwill and Other Intangible Assets. We account for goodwill and other indefinite lived intangible assets under FAS 142. This statement requires an impairment only approach to accounting for goodwill. The FAS 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment. FAS 142 requires goodwill to be tested for impairment annually at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.

To estimate fair value, for purposes of completing the first step of the FAS 142 analysis, we use a market-based analysis or a discounted cash flow analysis. Significant judgments and estimates are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including future level of sales, long-term forecasts of the amounts and timing of overall market growth, discount rates and terminal growth rates. Changes in judgment could cause us to either pass or fail the first step test and could result in the impairment or lack of impairment of goodwill.

Other intangible assets consist of customer-based assets recorded through acquisitions and are amortized using the straight-line method over their estimated periods of benefit, ranging from two to twelve years. No residual value is estimated for these assets. FAS 142 requires these assets to be reevaluated whenever circumstances indicate that revised estimates of useful lives or impairment may be warranted.

Other intangible assets also include the costs related to the issuance of debt, and such costs are amortized to interest expense using the effective interest method over the life of the related debt.

Contingent Liabilities. Management estimates the amount of contingent liabilities based on the best information available at the time of determination. For litigation claims, when management with consultation from legal counsel can reasonably estimate the range of loss and an unfavorable outcome is probable, a contingent liability is recorded. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liabilities could materially impact our results of operation and financial position.

Accounting for Income Taxes. We account for income taxes under the provisions of Statement of FAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce tax assets to the amounts more likely than not to be realized.

We currently have provided for a full valuation allowance against our net deferred tax assets. We have considered future taxable income in assessing the need for the valuation allowance. Based on the available objective evidence, management does not believe that the net deferred tax assets will be realizable. Should we determine that we would be able to realize our deferred tax assets in the foreseeable future, an adjustment to the deferred tax assets would increase income in the period such determination was made.

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The determination of income taxes also involves estimating the impact of additional taxes resulting from tax examinations and uncertainties in the application of complex tax laws and regulations. Accruals for tax contingencies require management to estimate the actual outcome of any such audits and the impact of uncertainties. Actual results could vary from these estimates.

Stock-Based Compensation. On January 1, 2006, we adopted the provisions for stock-based compensation required by Statement of Financial Accounting Standard No. 123 (Revised), Share-Based Payment (“FAS 123R”). We are required to use the prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period.

Prior to the adoption of FAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as allowed under Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and we continue to apply APB 25 for options granted prior to January 1, 2006. Stock-based awards to non-employees are accounted for under the provisions of Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

We currently use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards is based on a number of complex and subjective assumptions. These assumptions include the fair value of the underlying stock, the expected term of options, the risk-free interest rate; and expected dividends. If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model in the future, the expense in future periods may differ significantly from what we have recorded in the current period, which could materially affect our operating results, net income or loss and net income or loss per share.

Recent Accounting Pronouncements

In June 2006, the FASB approved EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenue and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. We have historically presented taxes collected on a net basis.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating the impact of FIN 48 on our Financial Statements, however, we do not expect it to be material.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. We are currently in the process of evaluating the impact that the adoption of SFAS No. 157 will have on our financial position, results of operations and cash flows.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We are required by our Credit Facilities to manage the interest rate risk on our debt portfolio. After the repayment of $104.5 million of our Credit Facilities on February 14, 2007, the remaining floating rate debt of $39.7 million under our Credit Facilities is swapped to fixed through interest rate swap derivatives, thus significantly minimizing interest rate risk. In March 2005, we entered into an interest rate swap agreement on a notional amount of $15.0 million with a commencement date of July 2006 and a maturity date of July 2007. If the three-month LIBOR rate is lower than 4.48%, we will make cash payments at a rate of 4.48%. If the three-month LIBOR rate is higher than 4.48%, we will receive cash payments for the difference between actual three-month LIBOR and 4.48%. In November 2005, we entered into an interest rate swap agreement on a notional amount of $70.0 million with a commencement date of February 2006 and maturity date of February 2009. If the three-month LIBOR rate is lower than 4.758%, we will make cash payments at a rate of 4.758%. If the three month LIBOR rate is higher than 4.758%, we will receive cash payments for the difference between actual three-month LIBOR and 4.758%. Both of these swaps required zero upfront payment.

As of December 31, 2006, the three-month LIBOR rate is 5.36%, which is higher than our contracted rate for both swaps. A 10% increase or decrease in the current LIBOR rate would not change our current net receive position. We will receive cash payments at the end of each quarterly period for these swaps unless LIBOR decreases below the contracted LIBOR rates.

FOREIGN CURRENCY RISK

We have a facility located in Toronto, Canada. We primarily receive payment for services provided at this facility in Canadian currency and primarily pay the direct expenses of our Toronto facility in Canadian currency, which mitigates our exposure to currency exchange rate risk. We have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows. We do not maintain any derivative instruments to mitigate the exposure to translation and transaction risk. Our foreign exchange transaction gains and losses are included in our results of operations, and were not material for all periods presented.

FAIR VALUE RISK

We do not have material exposure to market risk with respect to investments, as our investments consist primarily of short-term U.S. Treasury securities. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future.

COMMODITY PRICE RISK

Operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying electricity prices at some of our facilities. We monitor the cost of electricity at our facilities, where such costs are not fixed.

We do not employ forward contracts or other financial instruments to hedge commodity price risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a)(1) and 15(a)(2) and begin at page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is no disclosure to report pursuant to Item 9.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives and we are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management evaluated, under the supervision and with the participation of our CEO and our CFO, collectively referred to as the disclosure committee, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006.

Based upon this evaluation our CEO and CFO have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

At the end of fiscal 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Material Weaknesses in Internal Control

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In connection with the preparation of our 2005 consolidated financial statements as of December 31, 2005, our independent registered public accounting firm reported ten control deficiencies, which represent material weaknesses in our internal control over financial reporting. These material weaknesses resulted in, or contributed to, adjustments to our financial statements and, in certain cases, restatement of prior financial statements. We have implemented several actions to fully remediate such material weaknesses. Accordingly, management has concluded that our previously reported material weaknesses have been remediated.

Other than the remedial efforts noted above, there were no changes to our internal control over financial reporting during our last fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

There is no disclosure to report pursuant to Item 9B.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, executive officers and corporate governance is incorporated by reference to the information set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2006 fiscal year.

ITEM 11. EXECUTIVE	COMPENSATION

Information regarding executive compensation is incorporated by reference to the information set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2006 fiscal year.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2006 fiscal year.

Shares authorized for equity compensation

No options were granted during 2005 or 2006. We have filed a registration statement to register for resale the 5,132,542 shares of common stock reserved for issuance under our 2007 Stock Incentive Plan.

At the consummation of our corporate reorganization, outstanding options to purchase our predecessor’s common stock, which were granted under our predecessor’s 2001 Stock Incentive Plan, were cancelled and are no longer outstanding. Outstanding options, totaling 188,121, granted under our predecessor’s 2003 Stock Incentive Plan to purchase our predecessor’s Series D-2 preferred stock have been replaced by 1,345,668 new options under our 2007 Stock Incentive Plan to purchase our common stock on the same terms and conditions as were applicable under the predecessor stock option. The strike price, and number of options were modified only to maintain the fair value of the options before and after the modification. The weighted average exercise price of such options is $3.01 per option.

Also granted were 1,193,021 options to purchase equivalent shares of our common stock. Of such options, 1,093,021 were granted to our employees and have an exercise price of $17.00, with a ten year contractual term, vesting 25% each year over the next four years. The remaining 100,000 options were granted to non-employee directors, where 25,000 of such options and have an exercise price of $17.00, with a ten year contractual term, vesting immediately, and 75,000 of such options have an exercise price of $17.00, with a ten year contractual term, vesting 25% each year over the next four years.

A total of 2,593,853 shares remain reserved for issuance under our 2007 Stock Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	2,538,689	$9.58	2,593,853

Total	2,538,689	$9.58	2,593,853

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence is incorporated by reference to the information set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2006 fiscal year.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated by reference to the information set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2006 fiscal year.

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

(a)(2) Schedules

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits

Exhibit Number	Description of Document

2.1(1)	Agreement and Plan of Merger, dated January 24, 2007, between Switch and Data, Inc. and Switch & Data Facilities Company, Inc.

3.1(2)	Amended Certificate of Incorporation

3.2(3)	Amended and Restated By-Laws

3.3(1)	Form of Certificate of Merger

4.1(1)	Form of Specimen Common Stock Certificate

4.2(4)	Fifth Amended and Restated Investors Agreement

10.1(1)	Employment Agreement, dated February 16, 2004, between Switch & Data Facilities Company, Inc. and Keith Olsen

10.2(1)	Employment Agreement, dated June 16, 2004, effective as of June 14, 2004, between Switch & Data Facilities Company, Inc. and George Pollock, Jr.

10.3(1)	Employment Agreement, dated July 21, 2004, between Switch & Data Facilities Company, Inc. and Ernest Sampera

10.4(1)	Employment Agreement, effective as of July 1, 2006, between Switch and Data Management Company LLC and William Roach

10.5(1)	Offer Letter, dated August 8, 2005, between Switch and Data Management Company LLC and Ali Marashi

10.6(1)	Third Amended and Restated Credit Agreement, dated as of October 13, 2005, among Switch & Data Holdings, Inc., as the Borrower, the institutions party thereto from time to time as Lenders, as the Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents, and Deutsche Bank Securities, Inc. and BNP Paribas, as Joint Lead Arrangers

Exhibit Number	Description of Document

10.7(1)	First Amendment to Third Amended and Restated Credit Agreement, dated as of April 28, 2006, among Switch & Data Holdings, Inc., as the Borrower, the institutions party thereto from time to time as Lenders, as the Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents

10.8(1)	Credit Agreement, dated as of October 13, 2005, among Switch & Data Holdings, Inc., as the Borrower, the institutions party thereto from time to time as Lenders, as the Term Loan Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents, and Deutsche Bank Securities, Inc. and BNP Paribas, as Joint Lead Arrangers

10.9(1)	2007 Stock Incentive Plan

10.10(1)	Agreement of Lease with 111 Eighth Avenue LLC, dated as of June 30, 1998

10.11(1)	First Amendment of Lease with 111 Eighth Avenue LLC, dated as of August 3, 2005

10.12(1)	Sublease with Global Crossing Telecommunications, Inc., dated as of November 21, 2005

10.13(1)	First Amendment to Sublease with Global Crossing Telecommunications, Inc., dated as of May 4, 2006

10.14(1)	Second Amendment to Sublease with Global Crossing Telecommunications, Inc., dated as of August 10, 2006

10.15(1)	Sublease Agreement with Abovenet Communications, Inc., dated as of March 13, 2003

10.16(1)	Lease with 529 Bryant Street Partners, LLC, dated as of January 31, 2005

10.17(1)	Amendment to Lease with 529 Bryant Street Partners, LLC, dated as of January 31, 2005

10.18(1)	Waiver and Second Amendment to Third Amended and Restated Credit Agreement, dated as of November 27, 2006, among Switch & Data Holdings, Inc., as the Borrower, the institutions party thereto from time to time as Lenders, as the Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, and CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents

10.19(1)	Limited Waiver and Third Amendment to Third Amended and Restated Credit Agreement, dated as of January 24, 2007, among Switch & Data Holdings, Inc., as the Borrower, the financial institutions from time to time party to the Credit Agreement, as the Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, and CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents

10.20	Form of Nonqualified Stock Option Agreement

10.21	Form of Incentive Stock Option Agreement

21.1(1)	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

24.1(1)	Powers of Attorney

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit Number	Description of Document

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(1)	Incorporated herein by reference to the exhibit of the same number in the Registrant’s Registration Statement filed September 27, 2006 on Form S-1, as amended to date (Commission File No. 333-137607).
(2)	Incorporated herein by reference to Exhibit 4.2 in the Registrant’s Registration Statement filed on March 14, 2007 on Form S-8, as amended to date.
(3)	Incorporated herein by reference to Exhibit 4.3 in the Registrant’s Registration Statement filed on March 14, 2007 on Form S-8, as amended to date.
(4)	Incorporated herein by reference to Exhibit 4.4 in the Registrant’s Registration Statement filed on March 14, 2007 on Form S-8, as amended to date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Tampa, State of Florida, on this 28th day of March, 2007.

SWITCH & DATA FACILITIES COMPANY, INC.

By:	/s/ KEITH OLSEN
Name:	Keith Olsen
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM LUBY William Luby	Chairman of the Board	March 28, 2007

/s/ KEITH OLSEN Keith Olsen	President, Chief Executive Officer and Director (principal executive officer)	March 28, 2007

/s/ GEORGE POLLOCK, JR. George Pollock, Jr.	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 28, 2007

/s/ GEORGE KELLY George Kelly	Director	March 28, 2007

/s/ KATHLEEN EARLEY Kathleen Earley	Director	March 28, 2007

/s/ ARTHUR MATIN Arthur Matin	Director	March 28, 2007

/s/ M. ALEX WHITE M. Alex White	Director	March 28, 2007

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Switch & Data Facilities Company, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Switch & Data Facilities Company, Inc. and its subsidiaries at December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Tampa, Florida

March 28, 2007

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2005 and 2006

In Thousands, Except Per Share Amounts

	December 31,
	2005	2006
Assets
Current Assets
Cash and cash equivalents	$10,417	$3,671
Accounts receivable, net of allowance for bad debts of $736 and $777, respectively	6,927	7,516
Prepaids and other assets	1,070	1,219

Total current assets	18,414	12,406
Property and equipment, net	64,763	65,947
Derivative asset	101	560
Goodwill	36,023	36,023
Other intangible assets, net	38,231	29,936
Other long-term assets, net	5,690	7,184

Total assets	$163,222	$152,056

Liabilities, Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$15,345	$13,049
Current portion of unearned revenue	1,064	2,054
Current portion of deferred rent	230	368
Current portion of customer security deposits	916	790
Current portion of long-term debt	781	4,125

Total current liabilities	18,336	20,386
Derivative liability	8	—
Unearned revenue, less current portion	560	951
Deferred rent, less current portion	8,596	10,549
Customer security deposits, less current portion	282	285
Long-term debt, less current portion	144,156	140,031

Total liabilities	171,938	172,202
Series C redeemable preferred stock, $0.0001 par value, 32,609 shares authorized, issued and 12.5% cumulative preference, $38,492 and $40,456 liquidation preference at December 31, 2005 and 2006, respectively.	14,376	14,376
Series B convertible preferred stock, $0.0001 par value, 22,100 shares authorized, issued and 8% cumulative preference, $166,268 and $179,798 liquidation preference at December 31, 2005 and 2006, respectively	166,268	179,798
Commitments and contingencies (Notes 12 and 16)
Stockholders’ deficit
Common stock, $0.0001 par value, authorized 50,000 shares; issued and outstanding 42,569 shares and 42,295 shares as of December 31, 2005 and 2006, respectively	4	4
Series B common stock, $0.0001 par value, authorized 65,217 shares; issued and outstanding 65,217 shares as of December 31, 2005 and 2006	7	7
Special junior stock, $0.0001 par value, authorized 6,902 shares; issued and outstanding 1,191 shares as of December 31, 2005 and 2006	—	—
Series D-1 preferred stock, $0.0001 par value, authorized 325 shares; issued and outstanding 325 shares as of December 31, 2005 and 2006	—	—
Series D-2 preferred stock, $0.0001 par value, authorized 3,250 shares; issued and outstanding 156 and 212 shares as of December 31, 2005 and 2006, respectively	2	5
Unearned stock compensation	(403)	(137)
Additional paid in capital	—	—
Accumulated deficit	(189,721)	(214,971)
Accumulated other comprehensive income	751	772

Total stockholders’ deficit	(189,360)	(214,320)

Total liabilities, preferred stock and stockholders’ deficit	$163,222	$152,056

The accompanying notes are an integral part of these consolidated financial statements.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

	For the years ended December 31,
	2004	2005	2006
Revenues	$91,449	$105,414	$111,831

Costs and operating expenses:
Cost of revenues, exclusive of depreciation and amortization	43,652	54,800	60,405
Sales and marketing	10,765	9,846	12,324
General and administrative	9,768	9,568	10,374
Depreciation and amortization	27,705	30,206	23,485
Lease litigation settlement	6,629	—	—
Asset impairment	1,015	2,140	2,193

Total costs and operating expenses	99,534	106,560	108,781

Operating income (loss)	(8,085)	(1,146)	3,050
Interest income	140	106	77
Interest expense	(5,374)	(9,356)	(14,812)
Loss from debt extinguishment	(409)	(769)	—
Other income (expense), net	(192)	166	(36)

Income (loss) from continuing operations before minority interest and income taxes	(13,920)	(10,999)	(11,721)
Minority interest in net income of consolidated partnership	(380)	—	—
Provision for income taxes	(63)	(69)	—

Loss from continuing operations	(14,363)	(11,068)	(11,721)
Income (loss) from discontinued operations	891	(206)	—

Net loss	(13,472)	(11,274)	(11,721)
Preferred stock accretions and dividends	(16,938)	(33,691)	(13,530)

Net loss, attributable to common shareholders	$(30,410)	$(44,965)	$(25,251)

Income (loss) per share—basic and diluted:
Continuing operations, attributable to common shareholders	$(0.29)	$(0.42)	$(0.23)
Discontinued operations	0.01	(0.00)	—

Net loss, attributable to common shareholders	$(0.28)	$(0.42)	$(0.23)

Weighted average shares outstanding	107,787	107,787	107,545

The accompanying notes are an integral part of these consolidated financial statements.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND OTHER COMPREHENSIVE LOSS

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

	Common Stock		Series B Common Stock		Special Junior Stock		Series D-1 and D-2 Preferred Stock		Additional Paid-In Capital	Unearned Comp- ensation	Accumulated Other Compre- hensive Income	Accumul- ated Deficit	Total Stockholders Deficit
	Shares	Amount	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2003	42,569	$4	65,217	$7	1,191	$—	334	$—	$11,918	$(767)	$67	$(126,471)	(115,242)
Accretion of Series B convertible preferred stock	—	—	—	—	—	—	—	—	(7,199)	—	—	(5,020)	(12,219)
Accretion of Series D redeemable preferred stock	—	—	—	—	—	—	—	—	(4,719)	—	—	—	(4,719)
Issuance of Series D-2 preferred shares	—	—	—	—	—	—	110	2	—	—	—	—	2
Stock option forfeitures										29		(29)	—
Amortization of unearned compensation										232			232
Comprehensive loss
Net loss	—	—	—	—	—	—	—	—	—	—	—	(13,472)	(13,472)
Currency translation adjustments	—	—	—	—	—	—	—	—	—	—	552	—	552

Comprehensive loss													(12,920)

Balance as of December 31, 2004	42,569	4	65,217	7	1,191	—	444	2	—	(506)	619	(144,992)	(144,866)
Accretion of Series B convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	(12,821)	(12,821)
Accretion of Series D redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	—	(4,870)	(4,870)
Issuance of Series D-2 preferred shares	—	—	—	—	—	—	37	—	—	—	—	—	—
Issuance of stock options, net of forfeitures										(236)		236	—
Amortization of unearned compensation										339			339
Accretion of series C preference payment	—	—	—	—	—	—	—	—	—	—	—	(16,000)	(16,000)
Comprehensive loss
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,274)	(11,274)
Currency translation adjustments	—	—	—	—	—	—	—	—	—	—	132	—	132

Comprehensive loss													(11,142)

Balance as of December 31, 2005	42,569	$4	65,217	$7	1,191	$—	481	$2	$—	$(403)	$751	$(189,721)	$(189,359)

The accompanying notes are an integral part of these consolidated financial statements.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND OTHER COMPREHENSIVE LOSS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

	Common Stock		Series B Common Stock		Special Junior Stock		Series D-1 and D-2 Preferred Stock		Additional Paid-In Capital	Unearned Comp- ensation	Accumulated Other Compre- hensive Income	Accumul- ated Deficit	Total Stockholders Deficit
	Shares	Amount	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2005	42,569	$4	65,217	$7	1,191	$—	481	$2	$—	$(403)	$751	$(189,721)	$(189,359)
Accretion of Series B convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	(13,530)	(13,530)
Issuance of Series D-2 preferred shares	—	—	—	—	—	—	56	3	—	—	—	—	3
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	266	—	—	266
Purchase and retirement of stock	(274)	—	—	—	—	—	—	—	—	—	—	—	—
Comprehensive loss
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,721)	(11,721)
Currency translation adjustments	—	—	—	—	—	—	—	—	—	—	21		21
Comprehensive loss													(11,700)

Balance as of December 31, 2006	42,295	$4	65,217	$7	1,191	$—	537	$5	$—	$(137)	$772	$(214,971)	$(214,320)

The accompanying notes are an integral part of these consolidated financial statements.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

	For the years ended December 31,
	2004	2005	2006
Cash flows from operating activities
Net loss	$(13,472)	$(11,274)	$(11,721)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	21,032	21,521	15,481
Amortization of debt issuance costs	989	1,100	848
Amortization of other intangible assets	6,673	8,686	8,004
Minority interest in net income of consolidated partnership	380	—	—
Stock compensation expense	232	339	266
Realized gain on foreign currency	—	(68)	—
Loss on debt extinguishment	409	769	—
Provision for bad debts, net of recoveries	555	1,483	1,106
Deferred rent	1,579	1,943	1,642
Change in fair value of derivative asset and derivative liability	(248)	(131)	(468)
Asset impairment	1,015	2,140	2,193
Loss on disposal of fixed assets	21	99	129
Changes in operating assets and liabilities, net of acquired amounts
(Increase) decrease in accounts receivable	(1,433)	(1,468)	(1,695)
(Increase) decrease in prepaids and other assets	(212)	222	(150)
(Increase) decrease in other long term assets	(254)	301	35
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	2,075	484	(62)
Increase (decrease) in unearned revenue	(1,696)	(813)	1,383

Net cash provided by operating activities	17,645	25,333	16,991

Cash flows from investing activities
Purchase of property and equipment, and other	(11,791)	(16,996)	(21,355)
Proceeds from sale of property and equipment	—	—	282
Acquisitions, net of cash acquired	(26,839)	(24,520)	—
Decrease in restricted cash	100	—	—

Net cash used in investing activities	(38,530)	(41,516)	(21,073)

Cash flows from financing activities
Principal payments under short-term debt	(3,776)	—	—
Principal payments under long-term debt	(38,034)	(91,363)	(781)
Proceeds from long-term debt	70,000	167,000	—
Proceeds from issuance and sale of Series D redeemable, Series D-1 preferred stock, and Series D-2 preferred stock, net of issuance costs	(190)	—	3
Repurchase of Series D redeemable preferred stock	—	(43,922)	—
Payment of Series C preferred stock liquidation preference	—	(16,000)	—
Distributions to minority interest holders in consolidated partnership	(585)	—	—
Public offering costs	—	—	(1,528)
Debt issuance and amendment costs	(3,486)	(2,840)	(357)

Net cash provided by (used in) financing activities	23,929	12,875	(2,663)

Net increase (decrease) in cash and cash equivalents	3,044	(3,308)	(6,745)
Effect of exchange rate changes on cash	(1)	18	(1)
Cash and cash equivalents
Beginning of the period	10,664	13,707	10,417

End of the period	$13,707	$10,417	$3,671

Supplemental disclosure of cash flow information
Cash paid for interest	$4,393	$7,098	$15,477
Cash paid for taxes	$—	$88	$14

Supplemental schedule of non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	$658	$3,537	$930
Issuance of note payable for acquisition	$3,776	$—	$—
Liabilities assumed in connection with acquisitions	$1,895	$1,456	$—
Public offering costs included in accounts payable	$—	$—	$491

The accompanying notes are an integral part of these consolidated financial statement

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

1. Organization

Description of Business

Switch & Data Facilities Company, Inc. and Subsidiaries (hereafter “the Company”) was incorporated in Delaware in March 2000. The initial parent company, Switch & Data Facilities Company, LLC (“LLC”), was formed in March of 1998 as a Delaware Limited Liability Company. In March 2000, the members of the LLC exchanged their interests for shares in the Company. The Company is a leading provider of network neutral interconnection and colocation services primarily to Internet dependent businesses including telecommunications carriers, Internet service providers, online content providers and enterprises.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Switch & Data Facilities Company, Inc., its wholly owned subsidiaries and a controlled partnership. The partnership was consolidated by the Company because it exercised unilateral control over the activities of the partnership pursuant to the terms of the partnership agreement. The Company purchased all minority ownership interests in the partnership in February 2004. All significant intercompany balances and transactions were eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of money market instruments.

Property and Equipment

Property and equipment are stated at original cost. The Company commences depreciation when the assets are placed in service. Equipment and furniture are depreciated on a straight-line basis over their estimated useful life of five to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the related lease (including renewal periods which are reasonably assured) or the estimated life of the asset. Expenditures for improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. At the time property is retired, or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in earnings. Repairs and maintenance are expensed when incurred. Prepaid maintenance contracts for property and equipment are amortized over the appropriate service period.

Capitalization of Interest

The Company capitalizes interest on projects that qualify for interest capitalization under Statement of Financial Accounting Standards No. 34, Capitalization of Interest Costs, as amended (“FAS 34”). Capitalized interest is included within construction in progress and is depreciated over the useful life of the assets once the project is complete.

Goodwill, Intangible Assets and Other Long-Term Assets

Goodwill represents the purchase price, including acquisition related costs, in excess of the fair values of identifiable tangible and intangible acquired assets and liabilities in business combinations accounted for as purchases. The Company accounts for its goodwill and other intangible assets under Statement of Financial

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under FAS 142 goodwill is not amortized, but it is tested for impairment at least annually. Each year, during the third quarter, the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of each facility using the present value of future cash flows approach. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the facility in the first step less the fair values of all other net tangible and intangible assets of the facility. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill. Goodwill of a facility is also tested for impairment, between annual tests, if an event occurs or circumstances change that would more likely than not reduce the fair value of a facility below its carrying value. The Company completed its review of goodwill reported for each facility during each of 2004, 2005 and 2006, and no impairment was recorded.

Other intangible assets consist of contract-based and customer-based assets recorded through acquisitions or other purchases and are unique to the acquired facility. These assets are amortized using the straight-line method over the shorter of their estimated periods of benefit or the lease term of the acquired facility, ranging from two to twelve years. No residual value is estimated for these assets. Assets are reevaluated whenever circumstances indicate that revised estimates of useful lives or impairment may be warranted.

Other long-term assets consist of security deposits, costs related to the issuance of debt, and public offering costs. Costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the life of the related debt. Public offering costs will be offset against the gross proceeds of the offering.

Impairment of Long-Lived Assets

The Company reviews all long-lived assets, which consist primarily of property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows to be generated by the asset. Impairment is measured by the amount by which the carrying amount of the assets exceeds their fair value.

Derivative Financial Instruments

Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. Changes in fair value are recognized in earnings. The Company utilizes interest rate derivatives to convert a portion of its floating rate debt to fixed rate debt and did not elect to apply hedge accounting. The interest rate differentials to be paid or received under such derivatives and the changes in the fair value of the instruments are recognized over the life of the agreements and recorded as adjustments to interest expense. The principle objectives of the derivative instruments are to minimize the risks and reduce the expenses associated with financing activities. The Company does not use financial instruments for trading purposes.

Customer Security Deposits

The Company collects security deposits from certain customers based on a credit review of the customer. Security deposits are classified as short term when the underlying customer contract is scheduled to renew within the next twelve months or the customer contract has a month-to-month term.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ deficit in other comprehensive income.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions for stock-based compensation required by Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment, (“FAS 123R”). The Company is required to utilize the prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period.

Prior to the adoption of FAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). The total intrinsic value of stock options exercised during the year ended December 31, 2006 was approximately $3,448. As of December 31, 2006, there was $137 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock based compensation plans; that cost is to be recognized over a weighted average period of less than one year.

Stock-based awards to non-employees are accounted for under the provisions of Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The Company currently uses the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards is based on number of complex assumptions. These assumptions include the fair value of the underlying stock, the expected term of options, the risk-free interest rate and expected dividends. If factors change and the Company employs different assumptions for estimating stock-based compensation expense in future periods or if it decides to use a different valuation model in the future, the expense in future periods may differ significantly from what the Company has recorded in the current period, which could materially affect its operating results, net income or loss and net income or loss per share.

Through December 31, 2006, the fair value of each option grant was based on the minimum value method with the following assumptions used for options granted during the years ended December 31, 2004, 2005 and 2006:

	For the years ended December 31,
	2004	2005	2006
Risk-free interest rate	4.00%	No grants	No grants
Expected life of the options	7.25 years	No grants	No grants
Expected stock price volatility	—	No grants	No grants
Expected dividend yield	None	No grants	No grants

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

The weighted-average estimated fair value of stock options granted was $6.20 per share for the year ended December 31, 2004. No options were granted in 2005 or 2006.

Redeemable and Convertible Preferred Stock

The Company has issued various classes of preferred stock. The carrying value of the Series B Convertible Preferred Stock and the Series D Redeemable Preferred Stock (the Series D Stock was redeemed on October 13, 2005) are increased by periodic accretions so that the carrying amounts will equal the redemption amount at the redemption date, which is determined pursuant to various agreements underlying the Company’s share issuances. Since the Series C Preferred shares do not become redeemable until a liquidation event occurs, the Company does not periodically accrete the cumulative dividends on these shares. The Company made a $16,000 preference payment to the holders of the Series C Preferred Stock on October 13, 2005 and recorded the accretion to such date. The accreted amounts are recorded to additional paid-in capital or accumulated deficit.

Earnings Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“FAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of FAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders, including both net loss and dividends on preferred instruments, for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and potential common shares outstanding during the period. During any period when they would be anti-dilutive, potential common shares are not considered in the computations.

Revenue Recognition

The Company generates recurring revenue from providing interconnection and colocation services. More than 90% of its revenues are provided from these recurring revenues. The Company’s remaining revenues are nonrecurring and consist of technical support and installation services.

Colocation services are governed by the terms and conditions of a master service agreement. Customers typically execute agreements for one to three year terms. The Company bills customers on a monthly or quarterly basis and recognizes the revenue on a straight line basis over the life of the agreement. Installation services for such long-term agreements, defined as greater than one month, are recognized on a straight-line basis over the life of the agreement, which the Company believes approximates the term of the customer relationship.

Interconnection services are generally provided on either a month-to-month or one year term under an arrangement separate from those services provided under colocation services. Port services are typically sold on a one year term and revenue is recognized in a manner similar to colocation services. Cross connect services are typically sold on a month-to-month basis. These interconnection services are considered as a separate earnings process that is provided and completed on a month-to-month basis. The Company bills customers on a monthly basis and recognizes the revenue in the period the service is provided. Installation service revenue for these cross connect services is recognized in the period when the installation is complete. The earning process from cross connect installation is culminated in the month the installation is complete.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

Technical support services are provided on a time and materials basis and are billed and recognized in the period provided. Cash advances are recorded as unearned revenue in the consolidated balance sheets and are recognized in the period the services are provided.

The Company guarantees certain service levels, such as uptime, as outlined in customer contracts. To the extent these service levels are not achieved, the Company reduces revenue for any credits given to the customer. There have been no significant service level credits recorded in the periods presented, and the Company does not expect to grant significant credits.

Revenue is recognized only when the service has been provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. The Company regularly assesses collectibility of accounts receivable from customers based on a number of factors, including prior history with the customer and the credit status of the customer. If the Company determines that collection of revenue from a customer is not reasonably assured, the Company does not recognize revenue until collection becomes reasonably assured, which is generally upon receipt of cash. The Company also maintains an allowance for doubtful accounts for accounts receivable for which management believes such receivables are uncollectible. Management analyzes accounts receivable, bankruptcy filings, historical bad debts, customer credit-worthiness and changes in customer payment patterns when evaluating revenue recognition and the adequacy of the Company’s reserves. A specific bad debt reserve is accrued for specifically identifiable receivables that become uncollectible. A general reserve is established for all other accounts based on the age of the invoices. Delinquent account balances are written-off after a determination that the likelihood of collection is not probable.

Taxes assessed by governmental authorities and collected by us are presented on a net basis, excluded from revenues.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is expected to more likely than not be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Advertising, Promotion and Marketing Expenses

All costs associated with advertising, promotion and marketing are expensed when the related activities occur. Advertising, promotion and marketing expenses for the years ended December 31, 2004, 2005, and 2006 were approximately $812, $837, and $989, respectively, and are included in sales and marketing expenses.

Lease Expense

Lease expense for the Company’s real estate leases, which generally have escalating lease payments over the term of the lease, is recorded on a straight-line basis over the lease term, as defined in Statement of Financial

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

Accounting Standards No. 13, Accounting for Leases. Certain leases include renewal options that, at the inception of the lease, are considered reasonably assured of being renewed. The lease term begins when the Company has the right to control the use of the leased property, which is typically before lease payments are due under the terms of the lease. The difference between the expense recorded in the consolidated statements of operations and the amount paid is recorded as deferred rent and is included in the consolidated balance sheets.

Segment Information

The Company manages its business as one reportable segment. Although the Company provides colocation services in several markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements.

Concentrations of Credit Risk

Concentrations of credit risk generally arise from accounts receivable and cash balances. The Company provides interconnection and colocation services to customers ranging in size from small entrepreneurial entities to national and international corporations. The Company’s facilities are located throughout the United States of America and in Toronto, Ontario, which management believes provides diversification with respect to the Company’s exposure to economic risks in any particular location.

The Company attempts to limit its credit risk associated with cash and cash equivalents by keeping deposits in major financial institutions. Management believes the financial institutions that hold the Company’s cash balances are financially stable and, therefore, minimal credit risk exists with respect to these cash balances. At period-end, cash balances were in excess of Federal Deposit Insurance Corporation (FDIC) insured limits.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable net of the allowance for doubtful accounts, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term nature.

The fair value of long-term debt is estimated based on the current rates offered to the Company for similar debt. Due to the variable nature of the interest rates, the carrying amounts of the Company’s long-term debt approximate fair value. The fair value of financial hedge instruments are stated at their estimated fair value based on market prices from brokers for those or similar instruments.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

Recent Accounting Pronouncements

In June 2006, the FASB approved EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenue and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. We have historically presented taxes collected on a net basis.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating the impact of FIN 48 on our Financial Statements, however, we do not expect it to be material.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its financial position, results of operations and cash flows.

3. Acquisitions

On January 1, 2005, the Company purchased all of the outstanding stock of LayerOne, Inc. (“LayerOne”), which operated three colocation facilities in the United States. The purchase price was approximately $25,976, net of cash received, assumed liabilities of $1,456 and expenses of the transaction of $563. The purchase price was allocated to property and equipment, other tangible assets, contract-based and customer-based intangible assets and goodwill based on their estimated fair value pursuant to the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”). The weighted average amortization period of the amortizable intangible assets acquired is approximately 10.9 years. Goodwill is associated with the value of network density and the acquired workforce. No deduction for tax purposes is expected for the goodwill associated with the acquisition of LayerOne. The transaction was financed as a term loan drawn under the amended bank credit facility and with cash on hand.

On March 11, 2004, the Company purchased all of the outstanding stock of RACO Group, Inc. (“RACO”), which operated four colocation facilities in the United States and Canada. The purchase price was approximately $14,511, net of cash received, assumed liabilities of $1,259 and expenses of the transaction of $187. The purchase price was allocated to property and equipment, other tangible assets and contract-based and customer-based intangible assets based on their estimated fair value pursuant to the provisions of FAS 141. The weighted average amortization period of the amortizable intangible assets acquired is approximately 5.6 years. No

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

goodwill was recorded as a result of this acquisition. The transaction was financed as a part of the term loan drawn under the amended bank credit facility, with the balance from existing working capital.

On February 28, 2004, the Company purchased all of the limited partnership interests in Switch & Data Facilities Site Two, LP (“Site Two”). Site Two was already included in the consolidated financial statements of the Company. The purchase price was approximately $13,200. There were no expenses capitalized in connection with this transaction. The purchase price in excess of the minority interest of approximately $10,715 was allocated to customer-based intangible assets based on the estimated fair value pursuant to the provisions of FAS 141. The amortization period of the amortizable intangible assets acquired is 4 years. No goodwill was recorded as a result of this acquisition. The transaction was financed as a part of the term loan drawn under the amended bank credit facility, with the balance from existing working capital.

On January 15, 2004, the Company purchased all of the outstanding stock of Meridian Telesis, Inc. (“Meridian”), a colocation facility in Philadelphia. The purchase price was approximately $4,799, which included a $3,776 note payable, $100 cash consideration, assumed liabilities of approximately $636 and expenses of the transaction of $287. The weighted average amortization period of the amortizable intangible assets acquired is approximately 6 years. The purchase price was allocated to property and equipment, other tangible assets and contract-based and customer-based intangible assets based on their estimated fair value pursuant to the provisions of FAS 141. No goodwill was recorded as a result of this acquisition. Subsequent to the transaction, a $5,000 term loan drawn under the expanded bank credit facility satisfied the existing note payable.

Acquired assets and liabilities are as follows:

	Meridian Telesis, Inc.	RACO Group, Inc.	LayerOne, Inc.
Cash	$—	$435	$1,198
Accounts receivable	57	1,127	1,300
Security deposits	—	101	69
Property and equipment	2,485	1,596	1,819
Intangible assets	2,220	11,650	13,038
Goodwill	—	—	9,750
Other assets	37	37	—
Accounts payable and accrued expenses	(41)	(230)	(697)
Deferred revenues	(432)	(798)	(759)
Security deposits	(163)	(89)	—
Other liabilities	—	(142)	—

Net assets acquired	$4,163	$13,687	$25,718

The results of the LayerOne, RACO, and Meridian have been included in the consolidated financial statements since their respective acquisition dates. The following unaudited pro forma financial information of the Company for the twelve months ended December 31, 2004 is presented as if the acquisitions of LayerOne and RACO had occurred as of January 1, 2004. The unaudited pro forma information is provided for informational purposes only. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined company. This pro forma information does not necessarily reflect the results of operations if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

The pro forma combined results are as follows:

For the year ended December 31, 2004
(unaudited)
Revenue	$100,378
Income (loss) from continuing operations	$(16,565)
Net loss	$(15,673)
Net loss, attributable to common stockholders	$(32,611)
Basic and diluted loss per share attributable to common stockholders	$(0.30)

4. Property and Equipment, Net

Property and equipment consisted of the following:

	December 31,
	2005	2006
Equipment	$70,379	$75,730
Leasehold improvements	76,557	92,713
Furniture	1,563	1,568
Construction in progress	5,270	54

	153,769	170,065
Less: accumulated depreciation	(89,006)	(104,118)

	$64,763	$65,947

During 2004, 2005 and 2006 the Company determined that property and equipment in certain facilities was impaired. Asset impairment charges, based on the fair value of the asset group impaired, of approximately $1,015, $2,140 and $2,193 were recorded during the years ended December 31, 2004, 2005 and 2006, respectively.

The Company capitalized approximately $164 and $463 of interest related to an expansion project at its Palo Alto facility during the year ended December 31, 2005 and 2006, respectively, as part of construction in progress.

Depreciation included in continuing operations for the years ended December 31, 2004, 2005, and 2006 was approximately $21,032, $21,521, and $15,481, respectively.

5. Goodwill, Intangible Assets and Other Long-Term Assets

Goodwill, net of accumulated amortization, was $36,023 at both December 31, 2005 and 2006.

During 2005, the Company acquired three colocation facilities from LayerOne, Inc. and recorded approximately $13,038 of other intangible assets and approximately $9,750 of goodwill in connection with the acquisition.

At December 31, 2005, intangible assets were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract-based	$1,483	$(1,358)	$125
Customer-based	53,564	(15,457)	38,107

Total intangible assets	$55,047	$(16,815)	$38,231

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

At December 31, 2006, intangible assets were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract-based	$—	$—	$—
Customer-based	53,144	(23,208)	29,936

Total intangible assets	$53,144	$(23,208)	$29,936

Future amortization expense on intangible assets is estimated to be approximately $7,222 for fiscal year 2007, $4,018 for fiscal year 2008, $3,593 for fiscal year 2009, $3,338 for fiscal year 2010, $3,113 for fiscal year 2011 and $8,652 thereafter.

Included in other long-term assets, net, on the consolidated balance sheets are debt issuance costs, net, totaling $4,086 and $3,600 as of December, 2005 and 2006, respectively. Also included are public offering costs of $2019, as of December 31, 2006.

Amortization expense, included as a component of interest expense, was approximately $989, $1,100, and $848 for the years ended December 31, 2004, 2005 and 2006.

6. Long-Term Debt

The Company’s long-term debt consisted of the following:

	December 31,
	2005	2006
Senior notes, interest (at the option of the company at inception of each loan) at the Base Rate (Prime), plus the applicable margin (3.00% for Term Loan A, 3.25% for Term Loan B and 6.25% for 2nd Lien) or the Eurodollar Rate, as defined, plus the applicable margin (4.00% for Term Loan A, 4.25% for Term Loan B and 7.25% for 2nd Lien). The total cost of outstanding debt was 9.51% and 10.55% at December 31, 2005 and December 31, 2006, respectively	$144,937	$144,156

Total debt	144,937	144,156
Less current portion	(781)	(4,125)

Long-term debt	$144,156	$140,031

On January 26, 2001, the company entered into a senior credit facility which originally included the ability to borrow up to $50,000 in the form of (i) a five year term loan in the amount of $36,500 and (ii) a five year revolving loan in the amount of $13,500, which included letters of credit available up to $5,000 (collectively, the “Original Credit Facility”). The Original Credit Facility was amended and restated in March 2003 to provide for total availability under the facility of $46,000. Total fees incurred for this amendment were $1,035, of which $452 were capitalized and $583 were expensed. Additionally, as a result of a reduction in borrowing capacity under the revolving loan, $342 of prior debt issue costs were written off as a loss from debt extinguishment.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

On March 4, 2004, the Company amended and restated the March 2003 credit facility to provide for total availability of $110,000 in the form of (i) a four year “Term Loan B” in the amount of $70,000 that was completely drawn on March 4, 2004, (ii) a four year “Term Loan A” with $35,000 available to be drawn through March 2005, $22,000 of which was drawn down in January 2005 for the LayerOne acquisition, and (iii) a four year “Revolving Term Loan” (“2004 Revolving Loan”) in the amount of $5,000 that was drawn down by approximately $153 to back letters of credit as required by a lease agreement (collectively, the “2004 Credit Facility”). In connection with this financing activity, $409 of the remaining capitalized debt issue costs incurred with the previous credit facility associated with a former lender were expensed and have been reported as debt extinguishment loss in the consolidated statement of operations. In addition, the Company incurred $3,486 in deferred financing costs, which have been capitalized, and $92 in transaction fees, which have been expensed.

On October 13, 2005, the Company further amended and restated the 2004 Credit Facility to provide for total availability of $155,000 in the form of (i) a five year “Term Loan A” in the amount of $25,000 that was completely drawn at closing, (ii) a six year “Term Loan B” in the amount of $75,000 that was completely drawn at closing, (iii) a six-and-a-half year “Second Lien Term Loan” in the amount of $45,000 that was completely drawn at closing, and (iv) a five year “Revolving Term Loan” (“2005 Revolving Loan”) in the amount of $10,000 that was drawn down by approximately $153 to back letters of credit (collectively, the “2005 Credit Facility”). In connection with this financing, the Company incurred $2,840 in deferred financing costs, which have been capitalized, and $155 in transaction fees, which have been expensed. Additionally, as a result of paying down amounts from certain lenders in the facility, $769 of debt issue costs were written off as a loss from debt extinguishment. Available capacity under the 2005 Credit Facility at December 31, 2006 was approximately $9,847.

A commitment fee of 0.5% per annum on the unused portion of the 2005 Revolving Loan is payable quarterly and each letter of credit requires a fee of 0.125% of the initial face amount, plus 4.50% per annum for interest cost payable quarterly. Mandatory principal payments, which would reduce the total capacity, are required upon issuance of new debt or equity, asset sale or receipt of casualty proceeds and with 50% of any excess cash flow, as defined, in any year after December 31, 2005. For Eurodollar based loans, interest is paid as the loans are renewed. Principal payments are based on the amortization schedule contained in the 2005 Credit Facility. Eurodollar based loans are renewed in three or six month increments, at the Company’s discretion. Interest on base rate loans is paid at the time of the loan renewal. Base rate loans are renewed quarterly. Accrued interest included in accounts payable and accrued expenses in the accompanying consolidated balance sheets is approximately $1,706 and $1,108 at December 31, 2005 and 2006, respectively.

Substantially all of the assets of the Company are pledged as collateral for the 2005 Credit Facility. The 2005 Credit Facility contains financial covenants which, among other restrictions, require the maintenance of certain financial ratios and restrict asset purchases and dividend payments. At March 31, 2006, the Company was in violation of the fixed charge coverage ratio covenant. On April 28, 2006, the lenders agreed to waive such covenant violation and amended the fixed charge coverage ratio for the remainder of 2006. After this amendment the Company was in compliance as of March 31, 2006. The Company was in violation of the amended fixed charge coverage ratio, the consolidated leverage ratio, and consolidated interest coverage ratio covenants as of September 30, 2006. On November 27, 2006, the lenders agreed to waive these covenant violations and amended these covenants through 2007. After this waiver and amendment, the Company was in compliance with the financial covenants of the 2005 Credit Facility as of September 30, 2006. The Company was in compliance with these covenants at December 31, 2006 and expects to be in compliance for at least the next twelve months.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

As of December 31, 2006, scheduled maturities of the 2005 Credit Facility, exclusive of potential excess cash flow payments, for the next five years and thereafter are as follows:

Year	Amount
2007	$4,125
2008	9,844
2009	12,812
2010	27,938
2011	44,437
Thereafter	45,000

Total	$144,156

As of December 31, 2005 and 2006, the Company also had issued (but not drawn upon) letters of credit of approximately $153 in connection with a lease agreement.

Interest Rate Derivatives

In December 2001, the Company entered into an interest rate collar agreement (the “Collar”) on a notional amount of $10,000 that expired in January 2005. Every three months, the actual three-month LIBOR interest rate was reviewed and the Collar had the following impact on the Company’s interest payments for the notional amount: 1) if the three month LIBOR was less than 5.5%, the Company paid 3.65% for that three month period; 2) if the three month LIBOR was greater than or equal to 5.5% and less than 7.5%, the Company paid the actual interest rate for that three month period; 3) if the three month LIBOR was greater than or equal to 7.5%, the Company paid 7.5% for that three month period. The Company had no up-front cost for the Collar.

In May 2004, the Company purchased an interest rate cap on a notional amount of $25,000 that expired in December 2005. The Company paid approximately $60 to lock in a maximum LIBOR interest rate of 3.45% that could be charged through December 2004 and 4.45% that could be charged through December 2005.

In March 2005, the Company entered into an interest rate swap agreement on a notional value of $15,000. There was no up-front cost for this agreement. The contract states that the Company pays 3.97% from July 2005 through June 2006 and 4.48% from July 2006 through June 2007. The counterparty either pays to the Company or receives from the Company the difference between actual LIBOR and the contracted rate.

In November 2005, the company entered into an interest rate swap agreement on a notional value of $70,000. There was no upfront cost for this agreement. The contract states that the Company would pay 4.758% from February 2006 through February 2009. The counterparty would either pay to the Company or receive from the Company the difference between actual LIBOR and the contracted rate.

The fair value of interest rate derivatives represents the estimated receipts or payments that would be made to terminate the agreements prior to expiration. As of December 31, 2005 and 2006, the Company recorded interest rate derivative fair values to their balance sheet of approximately $93 and $560, respectively. The change in fair value of approximately $248, $131, and $468 is recorded as a decrease (increase) in interest expense in the consolidated statements of operations for the years ended December 31, 2004, 2005, and 2006, respectively.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

7. Income Taxes

For 2004, the provision for income taxes was approximately $63, which consists entirely of state income taxes. For 2005, the provision for income taxes was approximately $69, which consists entirely of federal income taxes. For 2006, there was no provision for income taxes. There were no net deferred income tax provisions for the years ended December 31, 2004, 2005, and 2006 as the Company recorded a full valuation allowance against all deferred tax assets.

As of December 31, 2006, the Company had a United States net operating loss carry forward (“NOL”) of approximately $63,762 and an alternative minimum tax credit of approximately $14 available to reduce future federal income taxes. The NOL will begin to expire in 2021.

The components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2006, are as follows:

	December 31,
	2005	2006
Current deferred tax assets
Deferred rent	$83	$103
Unearned revenue	394	742
Accrued expenses	986	769
Other	73	14

	1,536	1,628
Less: Valuation allowance	1,536	1,628

Net current deferred tax assets	—	—

Non-current deferred tax assets
Net operating loss carryforwards	23,731	24,230
Foreign net operating loss	1,862	2,143
Property and equipment	998	1,754
Deferred rent	3,109	3,825
Unearned revenue	208	390

	29,908	32,342
Less: Valuation allowance	25,785	30,402

Net non-current deferred tax assets	4,123	1,940

Non-current deferred tax liabilities
Intangible assets	(4,123)	(1,940)

	(4,123)	(1,940)
Net non-current deferred taxes	$—	$—

The Company provides a valuation allowance against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The net deferred tax assets as of December 31, 2004, 2005, and 2006 are fully offset by a valuation allowance.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

The changes in the valuation allowance account for the deferred tax assets are as follows:

	For the years ended December 31,
	2004	2005	2006
Balance at January 1	$25,313	$28,043	$27,321
Additions charged to costs and expenses	5,095	4,233	4,709
Other subtractions(1)	(2,365)	(4,955)	—

Balance at December 31	$28,043	$27,321	$32,030

(1)	Decrease to the Company’s valuation allowance upon acquisition of deferred tax liabilities from the purchase of RACO in 2004 and the purchase of LayerOne in 2005.

The following table accounts for the differences between the actual tax benefit and amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the loss from continuing operations for the years ended December 31, 2004, 2005, and 2006:

	For the years ended December 31,
	2004	2005	2006
Statutory benefit	$(5,005)	$(3,849)	$(4,102)
State taxes net of federal benefit	(429)	(330)	(352)
Foreign statutory rate difference	28	56	77
Non-deductible expenses	374	(41)	(332)

	(5,032)	(4,164)	(4,709)
Change in valuation allowance	5,095	4,233	4,709

Provision for income taxes	$63	$69	$0

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

8. Loss Per Share

The following table provides the detail for the computation of basic and diluted loss per share attributable to common stockholders:

	For the years ended December 31,
	2004	2005	2006
Numerator:
Loss from continuing operations	$(14,363)	$(11,068)	$(11,721)
Less preferred stock accretions and dividends	(16,938)	(33,691)	(13,530)

Loss from continuing operations, attributable to common stockholders	$(31,301)	$(44,759)	$(25,251)
Income (loss) from discontinued operations	891	(206)	—

Loss attributable to common stockholders	$(30,410)	$(44,965)	$(25,251)

Denominator:
Weighted average shares	107,787	107,787	107,545
Net income (loss) per share basic and diluted:
Continuing operations, attributable to common stockholders	$(0.29)	$(0.42)	$(0.23)
Discontinued operations	0.01	(0.00)	—

Net loss, attributable to common stockholders	$(0.28)	$(0.42)	$(0.23)

The following table provides the detail of potential common shares that are not included in the diluted net loss per share calculation because these shares are antidilutive:

	For the years ended December 31,
	2004	2005	2006
Common Stock Options	1,063	1,032	1,006
Series B Convertible Preferred Stock	49,674	49,674	49,674

Potential common shares should include the Series A Special Junior Stock, the Series B Special Junior Stock and the Series C Special Junior Stock (collectively referred to herein as the “Junior Stock”). However, pursuant to an investors agreement entered into between the Company and virtually all of its stockholders in March 2003 and under the Company’s certificate of incorporation that was amended and restated in March 2003, a formula was set forth establishing the amount of shares of common stock that the holders of each class of the Company’s securities is to receive in connection with a corporate reorganization of the Company. The result of the application of this formula is that holders of the Company’s Junior Stock would not receive any common stock or any other consideration in connection with a corporate reorganization or an initial public offering. As a result, the fair value of the common shares and the Junior Stock is zero.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

9. Common Stock, Series B Common Stock, Special Junior Stock and Preferred Stock

The Company has 180,436 shares authorized which have been designated and issued as follows at December 31, 2004, 2005, and 2006:

		Issued December 31,
	Authorized	2005	2006
Common Stock, $0.0001 par value	50,000	42,569	42,295

Series B Common Stock, $0.0001 par value	65,217	65,217	65,217

Special Junior Stock
Series A, $0.0001 par value	1,141	706	706
Series B, $0.0001 par value	366	265	265
Series C, $0.0001 par value	4,000	220	220
Unallocated	1,395	—	—

	6,902	1,191	1,191
Redeemable Preferred Stock and Preferred Stock
Series B convertible, $0.0001 par value, 8% cumulative preference, $166,268 and $179,798 liquidation preference at December 31, 2005 and 2006, respectively	22,100	22,100	22,100
Series C redeemable, $0.0001 par value, 12.5% cumulative preference, $38,492, and $40,456 liquidation preference at December 31, 2005 and 2006, respectively	32,609	32,609	32,609
Series D-1 preferred, $0.0001 par value	325	325	325
Series D-2 preferred, $0.0001 par value	3,250	156	212

Total redeemable and preferred stock	58,317	55,190	55,246

Total authorized and issued	180,403	164,167	163,949

Common Stock

The holders of Common Stock are entitled to one vote per share on matters submitted to stockholders. The Common Stock carries dividends as declared by the Board. Any dividends declared are subordinate to unpaid liquidation preferences on the Company’s outstanding preferred stock. Dividends declared for the Common Stock must be declared at the same rate for holders of the Series B Common Stock (“Series B Common”) and Special Junior Stock (both discussed below). Through December 31, 2006, the Company had not declared any dividends for the holders of its Common Stocks. During February 2006, the Company acquired 274 shares of common stock from a stockholder for one dollar, and those shares were retired.

Series B Common Stock

The Series B Common Stock was issued concurrently with the issuance of the Series C Redeemable Preferred Stock in November 2001 and conveys a right to one vote per share, on an as-if converted basis, in all matters submitted to stockholders. The holders of the Series B Common Stock are entitled to dividends as declared by the Board. The Series B Common Stock automatically converts to Common Stock upon the occurrence of a qualified public offering or upon the redemption of all the Series C Redeemable Preferred Stock

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

at a rate of $0.23 per share divided by the Benchmark Price, as defined, which is currently $0.23 per share. The Benchmark Price is subject to adjustment for certain issuances of common stock, warrants and options and in the event of a stock split, reverse stock split, reorganization or dividend of Common Stock.

In liquidation, the Series B Common Stock is subordinate to all of the Company’s outstanding series of preferred stock and has equal standing with the Company’s Common Stock and Special Junior Stock. Payment of any dividends declared by the Board would be subordinate to the accrued, unpaid liquidation preferences on the Company’s outstanding preferred stock.

Special Junior Stock

During 2000, the Board established the 2000 Restricted Stock Plan through which employees could be granted shares of Special Junior Stock. Series A, B and C have been authorized and have identical rights; however, such series have different threshold values, as indicated below. The grants vest immediately; however, such grants are subject to a risk of forfeiture and expire when employment with the Company ceases. The holders of shares of Special Junior Stock are entitled to one vote per share. Shares carry dividends when and if declared by the Board and in the same amount as those declared for Common Stock. In the event of a liquidation event, as defined, outstanding shares will be converted to Common Stock; conversion occurs at a ratio of the excess of fair value over the threshold amount, as defined, at the date of the liquidation in the event of a public offering of the Company’s common stock involving aggregate proceeds of at least $75,000 and a per share price of at least 175% of the then applicable conversion price (as defined below) of the Series B Convertible Preferred Stock and, if any Series B Convertible Preferred Stock is outstanding, the Special Junior Stock will be automatically converted to Common Stock. If no Series B Convertible Preferred Stock is outstanding, conversion to Common Stock occurs upon an initial public offering. The shares may also be converted to Common Stock at the option of the Company, with the number of shares determined at the time of conversion. Changes to the provisions of Special Junior Stock on conversion at the option of the Company require consents of certain other stockholders. The Company will recognize compensation expense equal to the excess of fair value over the threshold amount or conversion amount when the occurrence of a conversion event becomes probable.

The following table summarizes activity of the Company’s 2000 Restricted Stock Plan for the years ended December 31, 2006:

	Special Junior Stock
	Series A	Series B	Series C	Total
Threshold value	$0.146	$0.238	$4.90

Special junior stock at December 31, 2005	706	265	220	1,191
Forfeitures during 2006	—	—	—	—

Special junior stock at December 31, 2006	706	265	220	1,191

Preferred Stock

Series B Convertible Preferred Stock

During July 2000, the Company authorized and issued 22,100 shares of Series B Convertible Preferred Stock (“Series B”) for proceeds of approximately $84,341, net of issuance costs, and the conversion of outstanding notes payable and accrued interest of approximately $20,854. The Series B carries a cumulative

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

preference of eight percent, compounded semi-annually, which is accreted through adjustments to stockholders’ deficit. In liquidation, the Series B is senior to Common Stock, Series B Common Stock and all Special Junior Stock and is subordinate to all other shares outstanding. Each share of Series B is convertible into shares of Common Stock at the option of the holder based on a conversion price, currently $2.18 per share, which is subject to certain anti-dilution adjustments. Upon such a conversion, any accumulated unpaid dividends are required to be paid by the Company. The Series B will automatically convert to common stock upon the closing of a public offering of the Company’s Common Stock involving aggregate proceeds to the Company of at least $75,000 and a per share price of at least 175% of the then applicable conversion price for each share of Series B. In addition, the Series B will automatically convert to common stock upon the written request of the holders of not less than 70% of the then outstanding Series B; a merger of the Company with a public company having at least a $75,000 float and where the consideration exceeds 175% of the then applicable conversion price for each share of Series B Preferred Stock; or a merger or sale of substantially all of the capital stock of the Company where the aggregate consideration to be received by the Series B holders is at least 175% of the then applicable conversion price for each share of Series B and the cash portion of such aggregate consideration is at least 125% of the then applicable conversion price for each share of Series B.

Series C Redeemable Preferred Stock

During November 2001, the Company authorized and issued 32,609 shares of Series C Redeemable Preferred Stock Units for gross proceeds of approximately $15,000, less issuance costs of approximately $610. Each Series C Unit is comprised of one share of Series C Preferred Stock (“Series C”) and two shares of Series B Common Stock, and was issued at a purchase price equivalent to $0.46 per Series C share and $0.0001 per Series B Common share, respectively. Series C shares carry cumulative dividends of 12.5%, compounded semi-annually. Once an event causing liquidation is known or becomes probable, the Company will be required to begin accretion of the cumulative preferred dividend. In liquidation, Series C holders are entitled to $16,000 after the Company pays the full liquidation preference of the Series D Preferred Stock. In October 2005, the Company paid the $16,000 interim preference. Any remaining proceeds available for distribution by the Company would be paid pari passu as follows: (I) 35% (as diluted by the Series D-2 preferred stock) to the holders of Series C redeemable preferred until the Series C liquidation preferences are paid, with any remaining proceeds distributed to the holders of the Series B convertible preferred stock if such stock has not been converted into common stock, until such holders have been paid the full liquidation preference and with the remaining proceeds going to the holders of common stock, Series B common stock and restricted Junior Stock, pursuant to their respective ownership interests; (II) 65% (as diluted by the Series D-2 preferred stock) would go to the holders of Series D-1 preferred stock; and (III) up to 17.5% to the holders of the Series D-2 preferred stock. The Series C does not convey voting rights but does carry certain protective rights.

Series D Redeemable Preferred Stock; Series D-1 Preferred Stock

During March 2003, the Company authorized and issued 32.5 shares of Series D Redeemable Preferred Stock (“Series D”) and 325 shares of Series D-1 Preferred Stock (“Series D-1”) for approximately $32,500, less issuance costs of approximately $1,335. Series D and D-1 shares each have a par value of $0.0001 per share. Such shares were sold as a unit. Series D shares carry dividends of 12% per year, compounded semi-annually. Series D-1 shares bear dividends if declared by the Board but could not be paid until the Company had paid the $16,000 due under Series C. During October 2005, the Company redeemed the Series D shares for approximately $43,922 and made the $16,000 interim preference payment to the Series C stockholders.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

Series D-2 Preferred Stock

During March 2003, the Company authorized Series D-2 Preferred Stock (the “Series D-2”). The Series D-2 carry dividends when and if declared by the Board and holders of Series D-2 may vote (with the number of votes determined based on a formula at the time of the vote) in all matters submitted to the common stockholders and while any Series C stock is outstanding.

A summary of the activity in preferred stock is as follows:

	Series B	Series C	Series D, D-1 and D-2
Balance as of December 31, 2005	$166,268	$14,376	$2
Accretion of Preferred Stock	13,530	—	—
Issuance of Preferred Stock	—	—	3

Balance as of December 31, 2006	$179,798	$14,376	$5

10. Stock Based Compensation

Series D-2 Preferred Stock Options

The Company granted Series D-2 options to employees in 2003 and 2004. The Company granted options to two directors in 2003. The exercise price of the options granted in 2003 was $0.01 per option, and the exercise price of the options granted in 2004 was $27.69 per option. No options were granted in 2005 or 2006.

The options vest at the rate of 25% on the first anniversary of the grant date and 6.25% for each three month period thereafter until the options are fully vested. Certain members of senior management received options that vested 25% immediately at the date of grant and 6.25% for each three month period thereafter until the options are fully vested. These vesting periods were established by the Board at the date of grant. Options expire ten years after the date of grant or when an individual ceases to be an employee of the Company.

A summary of the activity related to Series D-2 options for the years ended December 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2005	261	$16.57
Options granted	—	$—
Options exercised	(56)	$0.06
Options cancelled	(21)	$23.99

Outstanding as of December 31, 2006	184	$21.97

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

The following table summarizes information about stock options outstanding at December 31, 2006:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Options Exercisable
$ 0.01	38	6.43	31
$ 27.69	146	6.60	138

Total	184		169

The aggregate intrinsic value of options outstanding at December 31, 2006 was $15,672. The aggregate intrinsic value of options exercisable at December 31, 2006 was $3,321 and $10,965 for options with exercise prices of $0.01 and $27.69, respectively.

Common Stock Options

In January 2001, the Board of Directors approved the 2001 Stock Incentive Plan (the “Plan”) and authorized 5,430 shares of the Company’s common stock to be reserved for issuance to employees, consultants or directors pursuant to the terms of the Plan. Options granted under the Plan may be incentive stock options or non-statutory stock options. Subsequent to 2001, no options have been awarded under this plan, and no options have ever been exercised.

In November 2001, the Company granted 750 non-statutory stock options with an exercise price of $0.23 per share to three former employees; 281 of these options replaced an existing grant of 250 options. As a result, the Company will be required to remeasure the fair value of the 281 options at each reporting period prior to a final measurement upon exercise, forfeiture or expiration. Changes in the estimated fair value of these options will be recognized as compensation expense in the period of the change. An immaterial value was ascribed to the remaining 469 new options and, accordingly, no compensation expense has been recorded.

The weighted average fair value of options granted in 2001 was $0.33. The fair value for the 2001 options were estimated at the date of grant using the minimum value method, which takes into account (1) the fair value of the underlying stock at the grant date, (2) the exercise price, (3) average expected option life of 6 years, (4) no dividends, and (5) risk-free interest rates ranging between 4.37% and 5.48%.

A summary of the stock option activity of the Plan is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2005	1,032	$1.51
Options granted	—	$—
Options forfeited	(26)	$4.90

Outstanding as of December 31, 2006	1,006	$1.42

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

The following table summarizes information about stock options outstanding under the Plan at December 31, 2006:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Options Exercisable
$ 4.90	256	3.97	256
$ 0.23	750	4.88	750

Total	1,006		1,006

At December 31, 2006, the total intrinsic value of common stock options outstanding and exercisable was zero.

11. Discontinued Operations and Other Dispositions

As a result of our conclusion to sell or abandon certain facilities during the periods in the table included below, these facilities met the criteria for classification as discontinued operations pursuant to FAS 144. As such, the loss associated with the operation of these discontinued facilities and the gain (loss) of the initial write down of these facilities to fair value and the ultimate disposal of the facilities are reflected as discontinued operations in the Company’s results of operations for the years ended December 31, 2004, 2005, and 2006 as follows:

	For the years ended December 31,
	2004	2005(1)	2006
Income (loss) from operations of discontinued facilities	$—	$(206)	$—
Gain (loss) from disposal of discontinued facilities	—	—	—
Adjustments to amounts previously reported(2)	891	—	—

	$891	$(206)	$—

(1)	Losses in 2005 are related to a facility in Chicago. The facility had no operating results in prior year financial statements requiring reclassification. The facility has no carrying value on the consolidated balance sheets.
(2)	Adjustments to amounts previously recorded are related to the resolution of certain contingencies associated with previously reported discontinued operations.

12. Commitments and Contingencies

Lease Payments

The Company and its subsidiaries are engaged in the operation of colocation facilities, which are held under noncancelable operating leases expiring at various dates through 2025. Certain of these noncancelable operating leases provide for renewal options.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

As of December 31, 2006, minimum future lease payments under these noncancelable operating leases for the next five years and thereafter are approximately as follows:

Year	Amount
2007	$19,534
2008	18,967
2009	17,650
2010	12,840
2011	10,584
Thereafter	61,196

Total minimum lease payments	$140,771

Legal Proceedings

On May 31, 2006, the Company and Switch & Data Facilities Company, LLC, a subsidiary of the Company, were served with a lawsuit alleging a failure by the Company or its subsidiary to execute a lease in October 2000 for a building in Milwaukee, Wisconsin. Plaintiffs are claiming the rent and associated lease charges due for the entire term of the lease (10 years) of $3,666. Plaintiffs are also claiming a $750 loss on the sale of the building. Based upon currently available information, management is currently unable to assess the amount of any liability with respect to this action.

The Company is involved in an ongoing lawsuit related to a real estate lease in West Palm Beach, Florida. In May 2002, TQ West Palm Beach LLC and Node.com Inc. filed suit in the Circuit Court in Palm Beach County, Florida against the Company and certain subsidiaries. In addition to claims of breach of a lease, the complaint alleges fraudulent misrepresentation of the financial resources of a subsidiary. The plaintiffs are seeking damages of approximately $29.7 million. Management believes there is a range of likely outcomes and has accrued an amount at the low end of the range in accordance with Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company has accrued $500 as of each of December 31, 2005 and 2006 and such amount is included within other expenses in the consolidated statement of operations for the year ended December 31, 2004. In the event of a settlement or trial, the ultimate expense to the Company may be materially different than the amount accrued.

During December 2004, the Company settled a lawsuit regarding its Austin, Texas lease for approximately $4,000, which is included in the consolidated statement of operations for the year ended December 31, 2004.

During May 2005, the Company settled a lawsuit for $2,750 regarding a lease in Chicago, Illinois which was fully accrued for at December 31, 2004. Approximately $1,850 was included in the consolidated statement of operations for the Chicago settlement for the year ended December 31, 2004, while the remaining $900 was accrued for in 2002.

One additional suit filed on October 26, 2001, Continental Poydras Corporation vs. Switch and Data LA One, LLC and the Company’s predecessor, is pending in New Orleans, Louisiana. Plaintiff is seeking over $3.2 million in connection with the Company’s alleged default of a lease agreement. There has been no activity in this case since July 10, 2003.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. Based upon currently available information, management believes that the amounts accrued in the

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

balance sheet are adequate for the aforementioned claims and the amount of any additional liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

Taxes

During 2005, the State of Washington performed an excise tax audit on three of our subsidiaries and assessed additional business and occupation taxes of approximately $377. The Company has responded and is vigorously challenging these assessments. An unfavorable ruling was given on one of the subsidiaries, but that ruling is being appealed. The other cases are awaiting review by a Washington State Administrative Law Judge. The Company has accrued zero for these assessments, in accordance with FAS 5, as it believes the likelihood of unfavorable outcomes to the Company is not probable. In the event of a settlement or trial, the ultimate expense to the Company may be materially different than the amount accrued.

13. Employee Benefit Plan

During 1999, the Company adopted the Switch & Data Facilities Company 401(k) Plan (the “401(k) Plan”). During 2003, the plan name was changed to the Switch and Data Management Company 401(k), without amending the plan features. All employees located in the United States are eligible to participate on the first day of the next month following their first month of employment. Under the 401(k) Plan, eligible employees are entitled to make tax deferred contributions, which the Company matches at a rate of 50% up to the maximum allowable statutory contribution. The Company contributed approximately $571, $514, and $715 for the years ended December 31, 2004, 2005 and 2006, respectively, to the 401(k) Plan.

14. Related Party Transactions

In 2003, the Company engaged a consulting firm for certain real estate advisory services. This firm is owned by a stockholder of the Company. The Company paid approximately $20 and $30, respectively, for those services for the years ended December 31, 2004 and 2005. Amounts are included in general and administrative costs in the consolidated statements of operations. There was $30 and $0 payable to the firm as of December 31, 2004 and 2005, respectively.

In 2005, the Company engaged another consulting firm for certain real estate advisory services. A stockholder of the Company owns this firm. The agreement provides for a payment of $75 for these services. There was $50 payable to the firm as of December 31, 2005.

There were no related party transactions for the year ended December 31, 2006.

15. Segment Information

The Company manages its business as one reportable segment. Although the Company provides colocation services in several markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

The Company’s geographic revenues are as follows:

	For the years ended December 31,
	2004	2005	2006
Revenues
United States	$87,653	$100,091	$105,664
Canada	3,796	5,323	6,167

	$91,449	$105,414	$111,831

The Company’s long-lived assets are located in the following geographic regions:

	December 31,
	2005	2006
Long-Lived Assets
United States	$131,742	$132,906
Canada	7,275	6,743

	$139,017	$139,649

Revenues from a single customer were 10.4% of total revenues, or $9,512, for the year ended December 31, 2004. The Company had no customers that represented more than 10% of total revenues for the years ended December 31, 2005 and 2006.

16. Subsequent Events

Initial Public Offering

On February 8, 2007, the Company commenced its initial public offering of common stock consisting of 13,416,667 shares of common stock. Of these shares, 9,000,000 were newly issued shares sold by the Company and 4,416,667 were existing shares sold by the selling stockholders, including 1,750,000 shares pursuant to an exercise by the underwriters of their over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-137607) which the SEC declared effective on February 8, 2007. Deutsche Bank Securities and Jefferies & Company acted as lead managing underwriters.

Proceeds to the Company were $139,300, net of underwriting discounts and commissions and expenses of the offering. Of these proceeds, $104,500 was used to repay debt under our credit facilities.

Corporate reorganization

On February 13, 2007, in connection with the initial public offering, the Company also completed its corporate reorganization. Switch and Data, Inc., a Delaware corporation, was the successor to Switch & Data Facilities Company, Inc., the Company’s then current holding company. As part of the merger, Switch and Data, Inc. changed its name to Switch & Data Facilities Company, Inc. The certificate of merger was filed, and the merger and reorganization became effective shortly before the closing for the sale of the shares in the initial public offering.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

Switch & Data Facilities Company, Inc., the Company’s predecessor, had nine classes of capital stock outstanding—Common Stock; Series B Common Stock; Series A Special Junior Stock; Series B Special Junior Stock; Series C Special Junior Stock; Series B Convertible Preferred Stock; Series C Redeemable Preferred Stock; Series D-1 Preferred Stock; and Series D-2 Preferred Stock. These classes generally differed with respect to their relative priority to distributions and other rights. Each class of capital stock had voting rights, other than Series C Redeemable Preferred Stock. The Series A Special Junior Stock, Series B Special Junior Stock and Series C Special Junior Stock were issued to certain employees pursuant to compensation arrangements established by the board of directors of Switch & Data Facilities Company, Inc.

Stockholders of the Company’s predecessor, Switch & Data Facilities Company, Inc., received an aggregate of 24,806,677 shares of common stock of Switch and Data, Inc. in exchange for their shares of capital stock of Switch & Data Facilities Company, Inc. Shares of the Company’s common stock were allocated as follows:

• Series D-1 Preferred Stock	15,110,686
• Series D-2 Preferred Stock	1,559,445
• Series C Redeemable Preferred Stock	2,394,839
• Series B Convertible Preferred Stock	5,741,707
• Common Stock	—
• Series B Common Stock	—
• Series A Special Junior Stock	—
• Series B Special Junior Stock	—
• Series C Special Junior Stock	—

Total	24,806,677

The merger will be reflected in the 2007 financial statements as a fair value exchange at the date of the merger with the difference between the fair value of the equity instruments and their respective book values being recorded as a deemed dividend. A portion of the Company’s net operating loss carry forwards will be eliminated due to a change in ownership as defined by Internal Revenue Code Section 382.

Litigation associated with the Initial Public Offering

Two of the Parent’s stockholders filed a lawsuit against the Company, the Parent, and others (collectively, the “Defendants”) in a Delaware state court on January 29, 2007. This lawsuit seeks a declaratory judgment that those of the Parent’s stockholders who did not sign the Parent’s fourth amended and restated investors agreement are entitled to appraisal rights with respect to the merger that was part of the corporate reorganization. It also sought a preliminary injunction against the corporate reorganization and the Company’s initial public offering until the appraisal rights issue was resolved. The plaintiffs sought expedited proceedings to present their request for the preliminary injunction. On February 2, 2007, the Delaware court denied the plaintiff’s motion for expedited proceedings. This denial was based upon the Defendants’ agreement that the plaintiffs, and any other holder of the Parent’s capital stock who has not signed the Parent’s fourth amended and restated investors agreement, may participate in the offering as a selling stockholder and not waive any right to an appraisal remedy (if any such right exists), even if such stockholder has previously consented in writing to the corporate reorganization. Although the motion to expedite has been denied thereby mooting the motion for preliminary injunction, the lawsuit remains outstanding.

The Company believes that all stockholders have waived their appraisal rights, with one possible exception for a stockholder who did not sign the Parent’s fourth amended and restated investors agreement, or any of the

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

prior versions of the investors agreement, but who did enter into a settlement agreement with the Parent on March 14, 2003 that included a draft of the fourth amended and restated investors agreement as an exhibit. If it is determined that additional stockholders are entitled to an appraisal remedy and such stockholders avail themselves of such rights, the Company could become obligated to make substantial cash payments to such stockholders. Based upon currently available information, management is currently unable to assess the amount of any liability with respect to this action.

Shares authorized for equity compensation

At the consummation of the Company’s corporate reorganization, outstanding options to purchase the Company’s predecessor’s common stock, which were granted under the predecessor’s 2001 Stock Incentive Plan, were cancelled and are no longer outstanding. Outstanding options, totaling 188,121, granted under our predecessor’s 2003 Stock Incentive Plan to purchase the predecessor’s Series D-2 preferred stock have been replaced by 1,345,669 new options under the Company’s 2007 Stock Incentive Plan to purchase common stock on the same terms and conditions as were applicable under the predecessor stock option. The strike price and number of options were modified only to maintain the fair value of the options before and after the modification. The weighted average exercise price of such options is $3.01 per option.

Also granted were 1,193,021 options to purchase equivalent shares of our common stock. Of such options, 1,093,021 were granted to our employees and have an exercise price of $17.00, with a ten year contractual term, vesting 25% each year over the next four years. The remaining 100,000 options were granted to non-employee directors, where 25,000 of such options have an exercise price of $17.00, with a ten year contractual term, vesting immediately, and 75,000 of such option have an exercise price of $17.00, with a ten year contractual term, vesting 25% each year over the next four years.

A total of 2,593,853 shares remain reserved for issuance under the Company’s 2007 Stock Incentive Plan.

17. Quarterly Financial Data (Unaudited)

The following table presents selected quarterly information for fiscal 2006 and 2005.

2006:

	For the Quarter Ended
	March 31	June 30,	September 30,	December 31,
Revenues	$26,696	$27,461	$28,393	$29,282
Operating income (loss)	445	(592)	786	2,410
Net Loss	(2,331)	(3,515)	(4,213)	(1,662)
Net loss, attributable to common stockholders	(5,620)	(6,804)	(7,689)	(5,138)
Net loss per share, attributable to common stockholders—basic and diluted	(0.05)	(0.06)	(0.07)	(0.05)

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2005 and 2006

In Thousands, Except Per Share Amounts

2005:

	For the Quarter Ended
	March 31	June 30,	September 30,	December 31,
Revenues	$25,815	$26,054	$26,799	$26,746
Operating income (loss)	(2,174)	(96)	1,120	4
Net loss	(4,032)	(2,249)	(1,161)	(3,832)
Net loss, attributable to common stockholders	(8,469)	(6,762)	(5,693)	(24,041)
Net loss per share, attributable to common stockholders—basic and diluted	(0.08)	(0.06)	(0.05)	(0.22)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

The table below presents valuation and qualifying accounts for the periods presented.

Description	Balance at beginning of Period	Charged to costs and expenses(1)	Deductions(2)	Balance at end of period
Year ended December 31, 2004:
Allowance for uncollectible accounts receivable	$378	$555	$(514)	$419
Year ended December 31, 2005:
Allowance for uncollectible accounts receivable	$419	$1,483	$(1,167)	$736
Year ended December 31, 2006:
Allowance for uncollectible accounts receivable	$736	$1,106	$(1,065)	$777

(1)	Represents the provision for allowance for uncollectible accounts receivable.
(2)	Represents the amounts written off against the reserve.

All other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto.