Form 10-Q
period 2007-03-31
Switch & Data Facilities Company, Inc.
filed 2007-05-15
CIK 1371011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33302

SWITCH & DATA FACILITIES COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3641081
(State of incorporation)	(I.R.S. Employer Identification No.)

1715 Westshore Boulevard, Suite 650, Tampa, FL 33607

(Address of principal executive offices) (Zip Code)

(813) 207-7700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)    Yes  ☒    No  ☐ and

(2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2007 was 33,822,334.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2006 and March 31, 2007

(in thousands)

(unaudited)

	December 31, 2006	March 31, 2007
Assets
Current assets
Cash and cash equivalents	$3,671	$42,021
Accounts receivable, net of allowance for bad debts of $736 and $622, respectively	7,516	8,967
Prepaids and other assets	1,219	1,385

Total current assets	12,406	52,373
Property and equipment, net	65,947	67,115
Derivative asset	560	304
Goodwill	36,023	36,023
Other intangible assets, net	29,936	28,166
Other long-term assets, net	7,184	2,692

Total assets	$152,056	$186,673

Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$13,049	$18,035
Current portion of unearned revenue	2,054	2,368
Current portion of deferred rent	368	315
Current portion of customer security deposits	790	777
Current portion of long-term debt	4,125	2,250

Total current liabilities	20,386	23,745
Unearned revenue, less current portion	951	1,140
Deferred rent, less current portion	10,549	10,830
Customer security deposits, less current portion	285	272
Long-term debt, less current portion	140,031	37,251

Total liabilities	172,202	73,238
Series C redeemable preferred stock, $0.0001 par value, 32,609 shares authorized, issued and 12.5% cumulative preference, $40,456 liquidation preference at December 31, 2006 and no shares issued and outstanding as of March 31, 2007	14,376	—
Series B convertible preferred stock, $0.0001 par value, 22,100 shares authorized, issued and 8% cumulative preference, $179,798 liquidation preference at December 31, 2006 and no shares issued and outstanding as of March 31, 2007	179,798	—

Commitments and contingencies (see note 9)
Stockholders’ equity (deficit)
Common stock (Successor), $0.0001 par value, authorized 200,000 shares; no shares issued and outstanding as of December 31, 2006, and 33,823 shares issued and outstanding as of March 31, 2007	—	3
Preferred stock (Successor), $0.0001 par value, authorized 25,000 shares; no shares issued or outstanding	—	—
Common stock (Predecessor), $0.0001 par value, authorized 50,000 shares; 42,295 shares issued and outstanding as of December 31, 2006, and no shares issued and outstanding as of March 31, 2007	4	—
Series B common stock, $0.0001 par value, authorized 65,217 shares; 65,217 shares issued and outstanding as of December 31, 2006, and no shares issued and outstanding as of March 31, 2007	7	—
Special junior stock, $0.0001 par value, authorized 6,902 shares; 1,191 shares issued and outstanding as of December 31, 2006, and no shares issued and outstanding as of March 31, 2007	—	—
Series D-1 preferred stock, $0.0001 par value, authorized 325 shares; 325 shares issued and outstanding as of December 31, 2006, and no shares issued and outstanding as of March 31, 2007	—	—
Series D-2 preferred stock, $0.0001 par value, authorized 3,250 shares; 212 shares issued and outstanding as of December 31, 2006, and no shares issued and outstanding as of March 31, 2007	5	—
Unearned stock compensation	(137)	(102)
Additional paid in capital	—	336,047
Accumulated deficit	(214,971)	(223,336)
Accumulated other comprehensive income	772	823

Total stockholders’ equity (deficit)	(214,320)	113,435

Total liabilities, preferred stock and stockholders’ equity (deficit)	$152,056	$186,673

The accompanying notes are an integral part of these condensed consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2007

(in thousands, except per share amounts)

(unaudited)

	For the three months ended March 31,
	2006	2007
Revenues	$26,601	$31,470
Costs and operating expenses
Cost of revenues, exclusive of depreciation and amortization	14,480	16,496
Sales and marketing	3,145	3,817
General and administrative	2,305	3,884
Depreciation and amortization	5,796	6,163
Lease litigation settlement	—	2,600
Asset impairment	52	—

Total costs and operating expenses	25,778	32,960

Operating income (loss)	823	(1,490)
Interest income	23	222
Interest expense	(2,769)	(2,608)
Loss from debt extinguishment	—	(2,809)
Other income (expense), net	3	(104)

Loss from continuing operations before income taxes	(1,920)	(6,789)
Provision for income taxes	(33)	(12)

Loss from continuing operations	(1,953)	(6,801)
Income (loss) from discontinued operations	(378)	170

Net loss	(2,331)	(6,631)
Preferred stock accretions and dividends	(3,289)	(227,522)

Net loss, attributable to common shareholders	$(5,620)	$(234,153)

Loss per share—basic and diluted
Continuing operations, attributable to common shareholders	$(0.05)	$(3.61)
Discontinued operations	(0.00)	0.00

Net loss, attributable to common shareholders	$(0.05)	$(3.61)

Weighted average shares outstanding	107,638	64,937

The accompanying notes are an integral part of these condensed consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

March 31, 2007

(in thousands)

(unaudited)

	Common Stock (Successor)		Common Stock (Predecessor)		Series B Common Stock		Special Junior Stock		Series D-1 and D-2 Preferred Stock		Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders Equity (Deficit)
	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Units	Amount
Balance as of
December 31, 2006	—	—	42,295	$4	65,217	$7	1,191	$—	537	$5	$—	$(137)	$772	$(214,971)	$(214,320)
Accretion of Series B convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,734)	(1,734)
Issuance of Common Shares	16	0	—	—	—	—	—	—	—	—	0	—	—	—	—
Initial Public Offering	9,000	1	—	—	—	—	—	—	—	—	139,248	—	—	—	139,249
Corporate Reorganization	24,807	2	(42,295)	(4)	(65,217)	(7)	(1,191)	—	(537)	(5)	195,921	—	—	—	195,907
Stock Compensation	—	—									878	35			913
Comprehensive loss
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,631)	(6,631)
Currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	51	—	51

Comprehensive loss															(6,580)

Balance as of
March 31, 2007	33,823	$3	—	$—	—	$—	—	$—	—	$—	$336,047	$(102)	$823	$(223,336)	$113,435

The accompanying notes are an integral part of these condensed consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2006 and 2007

(in thousands)

(unaudited)

	For the three months ended March 31,
	2006	2007
Cash flows from operating activities
Net loss	$(2,331)	$(6,631)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	3,852	4,348
Amortization of debt issuance costs	209	157
Amortization of other intangible assets	1,957	1,805
Stock compensation expense	68	913
Loss on debt extinguishment	—	2,359
Provision for bad debts, net of recoveries	240	42
Deferred rent	536	222
Change in fair value of derivative asset and derivative liability	(817)	256
Asset impairment	403	—
Loss on disposal of fixed assets	—	24
Changes in operating assets and liabilities, net of acquired amounts
(Increase) in accounts receivable	(1,219)	(1,488)
(Increase) decrease in prepaids and other assets	425	(165)
Decrease in other long term assets	—	11
Increase in accounts payable, accrued expenses, and other liabilities	450	5,365
Increase in unearned revenue	336	497

Net cash provided by operating activities	4,109	7,715

Cash flows from investing activities
Purchase of property and equipment, and other	(7,735)	(5,931)

Net cash used in investing activities	(7,735)	(5,931)

Cash flows from financing activities
Principal payments under long-term debt	(63)	(104,655)
Public offering costs	—	(1,024)
Proceeds from initial public offering, net of commissions	—	142,290
Debt issuance and amendment costs	—	(55)

Net cash provided by (used in) financing activities	(63)	36,556

Net increase (decrease) in cash and cash equivalents	(3,689)	38,340
Effect of exchange rate changes on cash	(3)	10

Cash and cash equivalents
Beginning of the period	10,417	3,671

End of the period	$6,725	$42,021

Supplemental disclosure of cash flow information
Cash paid for interest	$3,711	$3,018
Cash paid for taxes	$—	$12
Cash paid for pre-payment penalty on long-term debt	$—	$450

Supplemental schedule of non-cash investing and financing activities

Purchase of property and equipment included in accounts payable	$1,158	$527

The accompanying notes are an integral part of these condensed consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

1. Organization

Description of Business

Switch & Data Facilities Company, Inc. is a leading provider of network neutral interconnection and colocation services primarily to Internet dependent businesses including telecommunications carriers, Internet service providers, online content providers and enterprises.

On February 8, 2007, the Company commenced its initial public offering of common stock consisting of 13,417 shares of common stock. Of these shares, 9,000 were newly issued shares sold by the Company and 4,417 were existing shares sold by the selling stockholders.

Proceeds to the Company were $139,249, net of underwriting discounts and commissions and expenses of the offering. Of these proceeds, $104,655 was used to repay debt under our credit facilities.

On February 13, 2007, the Company completed its initial public offering and reorganization merger. Switch & Data Facilities Company, Inc. who was the parent holding company that owned all of the entities through which business was operated (the “Predecessor”), was merged into a newly formed, wholly owned Delaware corporation named Switch & Data, Inc. The merger was accounted for as a combination of entities under common control; where assets and liabilities of the Predecessor were transferred to Switch and Data, Inc (the “Successor”) using historical carrying values, and income and expenses were recorded in a manner similar to that in a pooling of interest. Pursuant to the reorganization, 55,252 of preferred shares of the Predecessor were exchanged for 24,807 common stock shares of the Successor. The newly issued common stock was recorded at fair market value. The difference in the carrying value of such preferred shares and the fair market value of the newly issued common stock shares was $225,788, which was accounted for as a deemed dividend to the preferred shareholders, reducing the net income (loss) available to common stockholders. The Successor immediately changed its name to Switch & Data Facilities Company, Inc. after the merger.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Switch & Data Facilities Company, Inc. (the “Company”) and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2007. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions for stock-based compensation required by Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment, (“FAS 123R”). The Company is required to utilize the prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. As of March 31, 2007, there was $15,621 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock based compensation plans accounted for under FAS 123R; that cost is to be recognized ratably over a four year period. The Company recorded $878 of compensation expense for the three months ended March 31, 2007 under FAS 123R.

Prior to the adoption of FAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). The total intrinsic value of such stock options exercised during the three months ended March 31, 2007 was approximately $361. As of March 31, 2007, there was $102 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock based compensation plans accounted for under APB 25; that cost is to be recognized over a weighted average period of less than one year.

Stock-based awards to non-employees are accounted for under the provisions of Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The Company currently uses the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards is based on a number of assumptions. These assumptions include the expected term of the options, the risk-free interest rate, expected dividends, and volatility. If factors change and the Company employs different assumptions for estimating stock-based compensation expense in future periods or if it decides to use a different valuation model in the future, the expense in future periods may differ significantly from what the Company has recorded in the current period, which could materially affect its operating results, net income or loss and net income or loss per share.

For options granted during the three months ended March 31, 2007, the fair value of each option grant was based on the Black-Scholes option-pricing model with the following assumptions:

	For the three months ended March 31, 2007
	Options to non- employee directors vesting immediately	Options vesting 25% annually for four years
Risk-free interest rate	4.70%	4.67%
Expected life of the options	5.00 years	6.25 years
Expected stock price volatility	81.17%	99.55%
Expected dividend yield	None	None

The Company estimates the expected term of options granted by taking the weighted average of the vesting term and the contractual term of the option, as illustrated in Staff Accounting Bulletin No. 107 Share-Based

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Payment (“SAB 107”). As a new public company without historical stock prices for a period equal to the expected term, the Company estimates the volatility of its common stock by using the historical volatility of similar companies. The Company believes such an approach best represents its future volatility in accordance with SAB 107. The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on its equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in its option-pricing models.

The estimated fair value of stock options granted to non-employee directors vesting immediately and options vesting annually for four years was $11.52 and $13.88 per share, respectively.

Preferred Stock

The Company previously issued various classes of preferred stock. The carrying value of the Series B Convertible Preferred Stock was increased by periodic accretions so that the carrying amounts would equal the redemption amount at the redemption date, which was determined pursuant to various agreements underlying the Company’s share issuances. The accreted amounts are recorded to additional paid-in capital or accumulated deficit. For the Series C Preferred Shares, the Company did not periodically accrete the cumulative dividends on these shares, since the Series C Preferred shares did not become redeemable until a liquidation event occured. All remaining Series C Preferred Stock and Series B Convertible Preferred Stock was converted to Common Stock as part of the corporate reorganization.

Earnings Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“FAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of FAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders, for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and potential common shares outstanding during the period. During any period when they would be anti-dilutive, potential common shares are not considered in the computations.

Other Comprehensive Loss

Other comprehensive loss presents a measure of all changes in stockholders’ equity except for changes resulting from transactions with stockholders in their capacity as stockholders. Other comprehensive loss consists of net loss and foreign currency translation adjustments, which is presented in the accompanying consolidated statement of stockholders’ equity for the three months ended March 31, 2007. Other comprehensive loss for the three months ended March 31, 2006 was $2,326, including $2,331 of net loss and $5 of currency translation adjustments.

The Company’s foreign operations generally use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. If exchangeability between the functional currency and the U.S. dollar is temporarily lacking at the balance sheet date, the first subsequent rate at which exchanges can be made is used to translate assets and liabilities.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) approved EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Statement (That is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenue and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The Company has historically presented taxes collected on a net basis.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 has had no impact on the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently in the process of evaluating the impact that the adoption of FAS 157 will have on its financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157, Fair Value Measurements. The Company is in the process of assessing the impact of adoption of this Statement.

3. Other Long-Term Assets

Included in other long-term assets, net, on the consolidated balance sheets are debt issuance costs, net, totaling $3,600 and $1,140 as of December 31, 2006 and March 31, 2007, respectively. Also included are public offering costs of $2,019, as of December 31, 2006. Such public offering costs were offset against additional paid in capital at the completion of our initial public offering.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

4. Long-Term Debt

The Company’s long-term debt consisted of the following:

	December 31, 2006	March 31, 2007
Senior notes, interest (at the option of the company at inception of each loan) at the Base Rate (Prime), plus the applicable margin (3.00% for Term Loan A, 3.25% for Term Loan B and 6.25% for 2nd Lien) or the Eurodollar Rate, as defined, plus the applicable margin (4.00% for Term Loan A, 4.25% for Term Loan B and 7.25% for 2nd Lien). The total cost of outstanding debt was 10.55% and 9.60% at December 31, 2006 and March 31, 2007, respectively	$144,156	$39,501

Total debt	144,156	39,501
Less current portion	(4,125)	(2,250)

Long-term debt	$140,031	$37,251

As of December 31, 2006, $24,344 in principal amount was outstanding under the Term Loan A Facility, $74,812 in principal amount was outstanding under the Term Loan B Facility, and $45,000 in principal amount was outstanding under the Second Lien Credit Facility (collectively the “2005 Credit Facility”). As of December 31, 2006, no principal amount of debt was outstanding under the Revolving Loan Facility (with $153 in stated amount of letters of credit issued there under).

On January 24, 2007, the 2005 Credit Facility was amended such that repayment of the entire Second Lien Credit Facility could occur prior to the repayment of the First Lien Credit Facility.

On February 1, 2007, the letters of credit in the amount of $153 were terminated, in connection with our renewal of our Reston, Virginia lease.

On February 14, 2007, $45,000 was repaid under the Second Lien Credit Facility, $24,344 under the Term Loan A Facility, and $35,124 under the Term Loan B Facility. In association with such repayment, $2,359 of capitalized debt issuance costs were recorded as a loss on debt extinguishment and a $450 prepayment fee was incurred.

On March 31, 2007, a scheduled principal payment of $188 was made.

Accrued interest included in accounts payable and accrued expenses in the accompanying consolidated balance sheets is approximately $1,108 and $286 at December 31, 2006 and March 31, 2007, respectively.

All of the assets of the Company are pledged as collateral for the 2005 Credit Facility. The 2005 Credit Facility contains financial covenants which, among other restrictions, require the maintenance of certain financial ratios and restrict asset purchases and dividend payments. The Company was in compliance with these covenants at December 31, 2006 and March 31, 2007 and expects to be in compliance for at least the next twelve months.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

As of March 31, 2007, scheduled maturities of the Credit Facility, exclusive of potential excess cash flow payments, for the next five years and thereafter are as follows:

Year	Amount
Remainder of 2007	1,313
2008	3,750
2009	4,687
2010	20,437
2011	9,314

Total	$39,501

Interest Rate Derivatives

As of March 31, 2007, the Company’s interest rate swaps have a notional value of approximately $85,000, approximately $45,499 more than the outstanding floating rate debt. The fair value of interest rate derivatives represents the estimated receipts or payments that would be made to terminate the agreements prior to expiration. As of December 31, 2006 and March 31, 2007, the Company recorded interest rate derivative fair values to the balance sheet of approximately $560 and $304, respectively. The change in fair value of approximately $817 and $(256) is recorded as a decrease (increase) in interest expense in the consolidated statements of operations for the three months ended March 31, 2006 and 2007.

5. Loss Per Share

The following table sets forth the detail for the computation of basic and diluted loss per share attributable to common stockholders.

The weighted average share calculation for the three months ended March 31, 2007 includes 107,527 shares outstanding at January 1, 2007 based on the common stock of the Predecessor, and 33,807 shares outstanding on February 8, 2007 based on the common stock outstanding of the Successor after the initial public offering and corporate reorganization.

The loss attributable to common stockholders for the three months ended March 31, 2007 includes $1,734 of accretion of preferred stock for the period between January 1, 2007 and February 13, 2007, the date of our corporate reorganization and a $225,788 deemed dividend which represents the difference in the carrying value of the Predecessor’s preferred shares that were converted into the Successor’s common stock shares and the fair market value of such common stock.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended March 31,
	2006	2007
Numerator:
Loss from continuing operations	$(1,953)	$(6,801)
Less preferred stock accretions and dividends	(3,289)	(227,522)

Loss from continuing operations, attributable to common stockholders	$(5,242)	$(234,323)
Income (loss) from discontinued operations	(378)	170

Loss attributable to common stockholders	$(5,620)	$(234,153)

Denominator:
Weighted average shares	107,638	64,937

Net income (loss) per share basic and diluted:
Continuing operations, attributable to common stockholders	$(0.05)	$(3.61)
Discontinued operations	(0.00)	0.00

Net loss, attributable to common stockholders	$(0.05)	$(3.61)

The following table sets forth the detail of potential common shares that are not included in the diluted net loss per share calculation because these shares are anti-dilutive:

	For the three months ended March 31,
	2006	2007
Common Stock Options	1,030	1,408
Series B Convertible Preferred Stock	49,674	—

Potential common shares should include the Series A Special Junior Stock, the Series B Special Junior Stock and the Series C Special Junior Stock (collectively referred to herein as the “Junior Stock”). However, pursuant to an investors agreement entered into between the Company and virtually all of its stockholders in March 2003 and under the Company’s certificate of incorporation that was amended and restated in March 2003, a formula was set forth establishing the amount of shares of common stock that the holders of each class of the Company’s securities is to receive in connection with a corporate reorganization of the Company. The result of the application of this formula is that holders of the Company’s Junior Stock would not receive any common stock or any other consideration in connection with a corporate reorganization or an initial public offering. After the corporate reorganization, these holders did not receive any common stock and their existing shares were cancelled.

6. Common Stock, Series B Common Stock, Special Junior Stock and Preferred Stock

Predecessor Shares

During February 2006, the Company acquired 274 shares of common stock from a stockholder for one dollar and those shares were retired. From January 1, 2007 to February 7, 2007, 6 Series D-2 preferred stock options were exercised.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

On February 13, 2007 in connection with the initial public offering, the Company completed a corporate reorganization.

The Company’s Predecessor had nine classes of capital stock outstanding—Common Stock; Series B Common Stock; Series A Special Junior Stock; Series B Special Junior Stock; Series C Special Junior Stock; Series B Convertible Preferred Stock; Series C Redeemable Preferred Stock; Series D-1 Preferred Stock; and Series D-2 Preferred Stock. These classes generally differed with respect to their relative priority to distributions and other rights. Each class of capital stock had voting rights, other than Series C Redeemable Preferred Stock. The Series A Special Junior Stock, Series B Special Junior Stock and Series C Special Junior Stock were issued to certain employees pursuant to compensation arrangements established by the board of directors of the Predecessor.

Stockholders of the Company’s Predecessor received an aggregate of 24,807 shares of common stock of the Company in exchange for their shares of capital stock of the Predecessor. Shares of the Company’s common stock were allocated as follows to the Predecessor’s stockholders:

• Series D-1 Preferred Stock	15,111
• Series D-2 Preferred Stock	1,559
• Series C Redeemable Preferred Stock	2,395
• Series B Convertible Preferred Stock	5,742
• Common Stock	—
• Series B Common Stock	—
• Series A Special Junior Stock	—
• Series B Special Junior Stock	—
• Series C Special Junior Stock	—

Total	24,807

Successor Shares

The holders of common stock are entitled to one vote per share on all matters to be voted on by the stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available for the payment of dividends. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding. The common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of common stock are fully paid and non-assessable. Through March 31, 2007, the Company had not declared any dividends for the holders of its Common Stocks.

On February 8, 2007, 9,000 shares of common stock were sold to the public through its initial public offering. From February 8, 2007, to March 31, 2007, 16 common stock options were exercised, which consisted entirely of converted D-2 Preferred Stock options.

The Company has also authorized 25,000 shares of preferred stock.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

7. Stock Based Compensation

Series D-2 Preferred Stock Options

The Company granted Series D-2 Preferred Stock options to employees in 2003 and 2004 under the 2003 Stock Incentive Plan. The Company granted options to two directors in 2003. The exercise price of the options granted in 2003 was $0.01 per option, and the exercise price of the options granted in 2004 was $27.69 per option. No D-2 Preferred Stock options have been granted since.

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

In connection with the corporate reorganization, the Series D-2 options were required by the 2003 Stock Incentive Plan to be converted into common stock options of the Successor, at the same ratio as the D-2 Preferred Stock pursuant to the terms of the reorganization. The exercise price was also converted to maintain an equitable fair value for the option holder. The vesting period and contractual term were not changed. As the modification of the Series D-2 Preferred Stock options was required by the 2003 Stock Incentive Plan, no incremental compensation expense was incurred.

A summary of the activity related to Series D-2 Preferred Stock options for the three months ended March 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2006	184	$21.97
Options granted	–	$–
Options exercised	(6)	$0.01
Options cancelled	–	$–
Options cancelled for conversion	(178)	$22.71

Outstanding as of March 31, 2007	–	$–

Common Stock Options

The common stock options of the Predecessor under the 2001 Stock Incentive Plan were cancelled as part of the corporate reorganization in February. No options had ever been exercised under this plan.

In January 2007, the Board of Directors approved the 2007 Stock Incentive Plan (the “Plan”) and authorized 5,133 shares of the Company’s common stock to be reserved for issuance to employees, consultants or directors pursuant to the terms of the Plan. Of such shares, 1,346 were allocated to the conversion of D-2 Preferred Stock options as discussed above.

On February 7, 2007, the Company granted 1,193 stock options with an exercise price of $17.00 per share to employees and non-employee directors. Approximately 1,168 of the options vest at the rate of 25% on the first anniversary of the grant date and 25% annually until the options are fully vested. Non-employee directors received a total of 25 options that vested immediately. These vesting periods were established by the Board at the date of grant.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Options expire ten years after the date of grant or when an individual ceases to be an employee of the Company. Compensation expense for these options will be recognized over the vesting period.

A summary of the stock option activity of the Plan is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2006	–	$–
Options issued from Series D-2 Preferred Stock options conversion	1,346	$3.01
Options granted	1,193	$17.00
Options exercised	(16)	$0.01
Options forfeited	–	$–
Options cancelled	–	$–

Outstanding as of March 31, 2007	2,523	$9.64

The following table summarizes information about stock options outstanding under the Plan as of March, 31 2007:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Options Exercisable
$0.01	283	6.43	251
$3.87	1,047	7.08	993
$17.00	1,193	10.00	25

Total	2,523		1,269

The aggregate intrinsic value of options outstanding as of March 31, 2007 was $20,063. The aggregate intrinsic value of options exercisable as of March 31, 2007 was $18,721.

8. Discontinued Operations and Other Dispositions

The lease for a facility in Chicago expired on February 28, 2007 and was not renewed. This facility meets the criteria for classification as discontinued operations pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“FAS 144”). As such, the income (loss) associated with the operation of this discontinued facility is reflected as discontinued operations in the Company’s results of operations for the three months ended March 31, 2006 and 2007 as follows:

	For the three months ended March 31,
	2006	2007
Income (loss) from operations of discontinued facility	$(378)	$170
Gain (loss) from disposal of discontinued facility	–	–

	$(378)	$170

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The facility has no carrying value on the consolidated balance sheet as of March 31, 2007. No gain or loss from the disposal of the facility was incurred.

9. Commitments and Contingencies

Lease Payments

The Company and its subsidiaries are engaged in the operation of colocation facilities, which are held under non-cancelable operating leases expiring at various dates through 2025. Certain of these non-cancelable operating leases provide for renewal options.

As of March 31, 2007, minimum future lease payments under these non-cancelable operating leases for the next five years and thereafter are approximately as follows:

Year	Amount
Remainder of 2007	$16,155
2008	20,950
2009	19,991
2010	15,858
2011	13,238
Thereafter	79,382

Total minimum lease payments	$165,574

Legal Proceedings

On May 31, 2006, the Company and Switch & Data Facilities Company, LLC, a subsidiary of the Company, were served with a lawsuit alleging a failure by the Company or its subsidiary to execute a lease in October 2000 for a building in Milwaukee, Wisconsin. Plaintiffs are claiming the rent and associated lease charges due for the entire ten year term of the lease is $3,666. Plaintiffs are also claiming a $750 loss on the sale of the building. Management believes there is a range of likely outcomes and has accrued an amount at the low end of the range in accordance with Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company has accrued $150 as of March 31, 2007 and such amount is included in lease litigation settlement in the consolidated statement of operations. In the event of a settlement or trial, the ultimate expense to the Company may be materially different than the amount accrued.

The Company was involved in an ongoing lawsuit related to a real estate lease in West Palm Beach, Florida. In May 2002, TQ West Palm LLC and Node.com Inc. filed suit in the Circuit Court in Palm Beach County, Florida against the Company and certain subsidiaries. In addition to claims of breach of a lease, the complaint alleges fraudulent misrepresentation of the financial resources of a subsidiary. The plaintiffs were seeking damages of approximately $29,700. The Company had previously accrued $500 as of December 31, 2006 and such amount was included within other expenses in the consolidated statement of operations for the year ended December 31, 2004. On April 26, 2007, in exchange for a full settlement agreement and the execution of mutual full and general releases of all claims which were raised or could have been raised in the referenced matter, the Company agreed to pay $3,000 to the Plaintiffs. The Company has accrued this amount as of March 31, 2007 and such amount in excess of the amount previously accrued in 2004 is included in the Statement of Operations as lease litigation settlement. The settlement amount was subsequently paid and the case was dismissed with prejudice.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Two stockholders filed a lawsuit against the Company and others (collectively, the “Defendants”) in a Delaware state court on January 29, 2007. This lawsuit seeks a declaratory judgment that those of the Predecessor’s stockholders who did not sign the Predecessor’s fourth amended and restated investors agreement are entitled to appraisal rights with respect to the corporate reorganization. It also sought a preliminary injunction against the corporate reorganization and the initial public offering until the appraisal rights issue was resolved. The plaintiffs sought expedited consideration for the preliminary injunction. On February 2, 2007, the Delaware court denied the plaintiff’s motion for expedited consideration. This denial was based upon the Defendants’ agreement that the plaintiffs, and any other holder of the Predecessor’s capital stock who had not signed the Predecessor’s fourth amended and restated investors agreement, could participate in the initial public offering as a selling stockholder and not waive any right to an appraisal remedy (if any such right exists), even if such stockholder had previously consented in writing to the corporate reorganization. As of March 31, 2007, although the motion to expedite had been denied, thereby mooting the motion for preliminary injunction, the lawsuit remained outstanding. As of May 1, 2007, all but a single common stockholder of the Company’s Predecessor, who owns no shares of the Company’s common stock, had officially abandoned their claims to appraisal rights. The Company believes the outcome of such claims will not materially effect the financial position, results of operations or liquidity of the Company.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. Based upon currently available information, management believes that the amounts accrued in the balance sheet are adequate for the aforementioned claims and the amount of any additional liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

Taxes

During 2005, the State of Washington performed an excise tax audit on three of our subsidiaries and assessed additional business and occupation taxes of approximately $377. The Company has unsuccessfully challenged these assessments, including a recent denial of its latest petition, and is determining if additional appeals will be made. The Company has deemed this as a probable loss contingency as defined by FAS 5. As such, the Company has accrued $742 which the Company believes represents the maximum amounts owed for the periods under audit as well as all subsequent periods including estimated taxes and penalties.

10. Segment Information

The Company manages its business as one reportable segment. Although the Company provides services in several markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services.

The Company’s geographic revenues are as follows:

	For the three months ended March 31,
	2006	2007
Revenues
United States	$25,116	$29,573
Canada	1,485	1,897

	$26,601	$31,470

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The Company’s long-lived assets are located in the following geographic regions:

	December 31, 2006	March 31, 2007
Long-Lived Assets
United States	$132,906	$127,765
Canada	6,743	6,535

	$139,649	$134,300

The Company had no customers that represented more than 10% of total revenues for the three months ended March 31, 2006 or 2007.

Item 2:	Management’s Discussion and Analysis

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth in our industry, our customers’ industries and the general economy;

•	variability of operating results;

•	variation in our utility expenses resulting in seasonality;

•	the availability and cost of sufficient electrical power and cooling capacity;

•	the non-renewal of any of our facilities leases;

•	the variability of customer requirements;

•	other economic, business, and competitive factors affecting our customers, our industry and business generally; and

•	other factors that we may not have currently identified or quantified.

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” section contained in Part II of this document and in our Annual Report on Form 10-K. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or which we hereafter become aware. You should read this document and the documents that we incorporate by reference into this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

We are a leading provider of colocation and network neutral interconnection services primarily to Internet dependent businesses including telecommunications carriers, Internet service providers, online content providers and enterprises. As a network neutral provider, we do not own or operate our own network, and, as a result, our interconnection services enable our customers to exchange network traffic through direct connections with each other or through peering connections with multiple parties. Our colocation services provide space and power for customers’ networking and computing equipment allowing those customers to avoid the costs of building and maintaining their own facilities. We provide our services in over 30 facilities in over 20 markets, representing the broadest network neutral footprint in North America. Our footprint includes our facility in Palo Alto, one of the first commercial Internet exchanges in the world. Our high network densities, as demonstrated by approximately 18,000 cross connects between our customers, create a network effect, which provides an incentive for our existing customers to remain within our facilities and is a differentiating factor in attracting new customers. This network effect combined with our broad geographic footprint contributes to the growth of our customer base and revenue, which we believe will also increase our operating cash flow due to the fixed nature of certain of our operating costs.

Properties

We do not own the buildings in which our facilities are located. Instead, we have chosen to lease our facilities. We currently lease approximately 697,000 square feet of space for our facilities.

We intend to continue to maintain our existing operations and look for opportunities to expand our business in our top 10 markets. Our ability to maintain existing operations will depend in part on our ability to continue to renew the leases in our markets on favorable terms and to maintain good working relationships with our landlords. While many of our leases provide two five-year renewal options with rent set at then-prevailing market rates, seven of our leases do not contain renewal options. Renewing these leases at favorable terms will be critical to continuing those operations in Los Angeles, Atlanta, New York, and Philadelphia. Even those leases which contain renewal options do not assure long-term operations at those facilities.

As part of our focus on our top 10 markets, we have also exited certain markets that we deem not to be profitable. In connection with our exit from these cities and in other cities where we have experienced losses, we have incurred asset impairment and discontinuation charges. We presently intend to exit the Kansas City market in August 2007. We are also currently considering exiting another market which currently represents less than 1% of our revenues.

Recent lease activity includes the following:

•	In February 2007, the lease for one of our Chicago facilities expired and we chose not to renew the lease. The facility was approximately 5,100 square feet.

•

In March 2007, we executed a lease agreement for one of our Seattle facilities that extended the existing lease term from 2009 to 2019 for approximately 29,900 square feet. As part of the agreement, we leased an additional 4,800 square feet. Lease expirations for our Seattle facilities now range from 2014 to 2019.

•	In April 2007, we executed a lease agreement at our Denver facility, extending the lease term through 2020. As part of the renewal, we leased an additional 2,900 square feet.

•	In April 2007, we executed lease agreements at our Buffalo facilities, extending the lease terms through 2015.

Recent Developments

On February 13, 2007, we completed our initial public offering. Net proceeds to us, after underwriting discounts and commissions and other costs related to the offering, were $139.3 million. We used approximately $104.5 million of the proceeds from the offering to repay a significant portion of the amounts outstanding under our credit facilities. We may use a portion of the remaining $34.8 million net proceeds to acquire or invest in businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, joint ventures or otherwise. However, we have no specific agreements with respect to any such transactions.

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

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007
Number of customers	794	821	832	851	857
Number of cross connects	16,602	16,991	17,417	17,755	18,194
Cabinets equivalents billed (1)	5,127	5,393	5,526	5,843	5,987

Utilization rate (2)	65%	64%	64%	66%	67%

	For the three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007
Percentage of incremental sales to existing customers	82%	74%	74%	79%	88%
Churn as a percentage of monthly recurring revenue	1.8%	1.2%	1.7%	0.9%	1.0%
New Sales (In thousands):
Monthly recurring revenue (3)	$658	$915	$828	$847	$896

Non-recurring revenue (4)	$809	$1,148	$1,068	$1,461	$1,617

New sales	$1,467	$2,063	$1,896	$2,308	$2,513

(1)	Cabinet equivalents billed is the sum of the actual cabinets billed in each facility plus the total cage square footage billed divided by 20.
(2)	The utilization rate is calculated as a percentage, the numerator of which is equal to the total space licensed to our customers and the denominator of which is equal to the total licensable space taking into account existing power and cooling constraints.
(3)	Monthly recurring revenue represents new service agreements entered into by new and existing customers during the given quarter. Revenue from these agreements will recur monthly over the life of the agreement.
(4)	Non-recurring revenue represents the one-time installation fees associated with new service agreements. These one-time fees are billed to customers upon completion of the installation service and such revenue is recognized on a straight-line basis over the life of the agreement.

Colocation

Space. We provide colocation space for a recurring monthly fee for a cabinet or rack, or on a per square foot basis for cage space. Our customers that license cage space typically use between 50 and 500 square feet in a given facility. Customers sign a service order, governed by the terms and conditions of a master services agreement, typically for one to three years.

Power. We provide conditioned power either on a term basis for one to three years or on a month-to-month basis, for a recurring monthly fee under both arrangements. We provide both alternating current and direct current power circuits. Our customers pay for power on a per amp basis, typically in 20 to 30 amp increments.

Interconnection Services

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

Non-Recurring

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

Installation Services. We receive one-time installation fees related to our interconnection and colocation services. The complexity of the installation determines the amount of fees that we receive. We typically receive a one-time fee per circuit or port for the installation of our interconnection services. We typically receive a one-time fee per cabinet or rack or per linear foot of cage space for the installation of our colocation services. We typically receive a one-time fee per amp for the installation of power, depending on the size of circuit and amount of voltage provided.

The following table presents our revenues and percentage of revenues for the periods presented:

	Three Months Ended March 31,
	2006		2007
Revenues
Colocation	$15,441	58%	$18,917	60%
Interconnection	10,117	38%	10,916	35%

Recurring Total	$25,558	96%	$29,833	95%
Non-recurring	1,043	4%	1,637	5%

Total	$26,601	100%	$31,470	100%

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

General and Administrative. General and administrative expenses include personnel related expenses as well as travel, corporate communications, rent and insurance expenses, and outside legal, accounting and consulting expenses. Personnel related expenses include wages, benefits and bonuses for our executive management as well as for our accounting, legal, facilities design and construction, information technology and human resources employees. We expect our general and administrative expenses to increase in absolute dollars as we incur additional costs associated with being a public company, including higher personnel, legal, insurance and financial reporting expenses as well as costs to comply with the Sarbanes-Oxley Act. We expect such incremental expenses will be between 1% and 3% of our revenues (or approximately $1 million to $3 million based upon our 2006 annual revenues).

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

Results of Operations: Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

The following is a more detailed discussion of our financial condition and results of operations for the periods presented. The year-to-year comparison of financial results is not necessarily indicative of future results.

Revenues

	Three Months Ended March 31,		% Change	$ Change
	2006	2007
($ in Thousands)
Revenues	$26,601	$31,470	18%	$4,869

Revenues increased by $4.9 million, or 18%, to $31.5 million for the three months ended March 31, 2007 compared to $26.6 million for the three months ended March 31, 2006. Recurring revenue increased by

$4.3 million, from the sale of our services to new and existing customers. In addition, churn as measured by monthly recurring revenue declined from 1.8% of revenues for the three months ended March 31, 2006 to 1.0% of revenues for the three months ended March 31, 2007. The recurring revenue increase consisted of increased power, space, and interconnection revenue of $2.4 million, $1.1 million, and $0.8 million, respectively. Nonrecurring revenue increased by $0.6 million as a result of increased installation revenues.

Cost of Revenues, exclusive of Depreciation and Amortization

	Three Months Ended March 31,		% Change	$ Change
	2006	2007
($ in Thousands)
Cost of Revenues, exclusive of Depreciation and Amortization	$14,480	$16,496	14%	$2,016
As a percent of revenue	54%	52%	(2)%

Cost of revenues increased by $2.0 million, or 14%, to $16.5 million for the three months ended March 31, 2007 compared to $14.5 million for the three months ended March 31, 2006. The increase was primarily due to the expansion of our facilities in several markets, including New York City and Chicago, which increased rent expense by $0.3 million, utilities expenses by $0.2 million, and personnel related expenses by $0.1 million. In other markets, utilities increased by $0.5 million due to an increase in per unit costs and higher usage by our customers, non-income based taxes increased by $0.3 million due to a one time assessment from a multi-year tax audit, personnel related expense increased by $0.2 million as a result of an increase in stock compensation expense, and rent expense increased by $0.1 million primarily due to additional square footage in Seattle and Toronto.

Cost of revenues as a percentage of revenues was 54% and 52% for the three months ended March 31, 2006 and 2007, respectively.

Sales and Marketing

	Three Months Ended March 31,		% Change	$ Change
	2006	2007
($ in Thousands)
Sales and Marketing	$3,145	$3,817	21%	$672
As a percent of revenue	12%	12%	0%

Sales and marketing expenses increased by $0.7 million, or 21%, to $3.8 million for the three months ended March 31, 2007 compared to $3.1 million for the three months ended March 31, 2006. The increase was due to personnel related expenses primarily related to an increase in sales commissions and an increase in wage expense from additional headcount. Stock compensation expense increased by $0.2 million.

General and Administrative

	Three Months Ended March 31,		% Change	$ Change
	2006	2007
($ in Thousands)
General and Administrative	$2,305	$3,884	69%	$1,579
As a percent of revenue	9%	12%	3%

General and administrative expenses increased by $1.6 million, or 69%, to $3.9 million for the three months ended March 31, 2007 compared to $2.3 million for the three months ended March 31, 2006. Stock compensation expense increased by $0.5 million. Legal fees increased by $0.3 million primarily from the West Palm Beach and Milwaukee lease litigation. Accounting fees increased by $0.3 million as a result of additional costs associated with being a public company. Personnel expenses increased $0.2 million as a result of additional headcount.

Depreciation and Amortization

	Three Months Ended March 31,		% Change	$ Change
	2006	2007
($ in Thousands)
Depreciation and Amortization	$5,796	$6,163	6%	$367
As a percent of revenue	22%	20%	(2)%

Depreciation and amortization expenses increased by $0.4 million, or 6%, to $6.2 million for the three months ended March 31, 2007 as compared to $5.8 million for the three months ended March 31, 2006. The increase is primarily due to the expansion of our facilities in the San Francisco Bay area which increased depreciation by $0.4 million.

Lease Litigation Settlement

	Three Months Ended March 31,		% Change	$ Change
	2006	2007
($ in Thousands)
Lease Litigation Settlement	$—	$2,600	100%	$2,600
As a percent of revenue	0%	8%	8%

Lease litigation settlements for the three months ended March 31, 2007 include a $2.5 million accrual to settle a lawsuit related to a lease in West Palm Beach and a $0.1 million accrual for a lawsuit related to a lease in Milwaukee.

Operating Income (Loss)

	Three Months Ended March 31,		% Change	$ Change
	2006	2007
($ in Thousands)
Operating Income (Loss)	$823	$(1,490)	(281)%	$(2,313)
As a percent of revenue	3%	(5)%	(8)%

Operating income (loss) decreased by $2.3 million or 281% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The decrease is primarily related to lease litigation accruals of $2.6 million. In addition, increases in cost of revenues, general and administrative, and sales and marketing of $2.0 million, $1.6 million, and $0.7 million, respectively, contributed to the decrease in operating income. These increases in expense were offset by increased revenues of $4.9 million from higher sales to new and existing customers and lower customer churn.

Interest Expense and Loss from Debt Extinguishment

	Three Months Ended March 31,		% Change	$ Change
	2006	2007
($ in Thousands)
Interest Expense	$2,769	$2,608	(6)%	$(161)
Loss from Debt Extinguishment	$—	$2,809	100%	$2,809

Interest expense decreased by $0.2 million, or 6%, to $2.6 million for the three months ended March 31, 2007 compared to $2.8 million for the three months ended March 31, 2006. The decrease was due to a decrease in our average outstanding debt balance, which decreased from $144.9 million for the three months ended March 31, 2006 to $91.9 million for the three months ended March 31, 2007, as a result of extinguishing a portion of our debt with $104.7 million of the proceeds from our initial public offering. Total debt outstanding as of March 31, 2006 was $144.2 million compared to $39.5 million as of March 31, 2007. The $2.8 million of loss on debt extinguishment includes the write-off of $2.4 million of capitalized debt issuance costs and a $0.4 million prepayment fee.

The decrease in interest expense for the senior credit facility was offset by a change in the fair value of our derivative financial instruments, specifically interest rate swaps. We convert 100% of our outstanding debt to fixed interest rates through the use of these interest rate swaps. Our interest rate swaps have a notional value of approximately $45.5 million more than our outstanding debt. These instruments are marked to market value at the end of each quarter, with gains and losses treated as decreases or increases to interest expense. The change in value of the derivatives resulted in an increase in interest expense by $0.3 million for the three months ended March 31, 2007. We are currently in a net receive position with these derivatives.

Income (Loss) from Discontinued Operations

	Three Months Ended March 31,		% Change	$ Change
	2006	2007
($ in Thousands)
Income (Loss) from Discontinued Operations	$(378)	$170	N/A	$548

On February 28, 2007, the lease for a facility in Chicago expired and was not renewed. The results of operations of this facility through the date of disposition have been recorded as discontinued operations for all periods presented. The current period gain is due to the adjustment of deferred rent expense that had been previously accrued. Losses for the prior period primarily consist of accelerated depreciation expense.

Net Loss

	Three Months Ended March 31,		% Change	$ Change
	2006	2007
($ in Thousands)
Net Loss	$(2,331)	$(6,631)	(184)%	$(4,300)

Net loss increased by $4.3 million, or 184%, to $6.6 million for the three months ended March 31, 2007 compared to $2.3 million for the three months ended March 31, 2006. The increase was primarily due to the debt extinguishment loss of $2.8 million and lease litigation accruals of $2.6 million. Also contributing to the loss was an increase in cost of revenues of $2.0 million due to site expansions and higher utilities expenses, an increase in general and administrative expenses of $1.6 million for higher professional fees and public company costs, and an increase in sales and marketing expenses of $0.7 million for additional headcount and commissions. These expenses were offset by an increase of $4.9 million in revenues primarily from sales to new and existing customers.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	For the three months ended March 31,
	2006	2007
($ in Thousands)
Net cash provided by operating activities	$4,109	$7,715
Net cash used in investing activities	$(7,735)	$(5,931)
Net cash provided by (used in) financing activities	$(63)	$36,556

Sources and Uses of Cash. Historically, our principal sources of cash are our cash generated from our operating activities and the funds available to us under our credit facilities. On February 13, 2007, we closed an initial public offering of our common stock consisting of 13,416,667 shares of common stock. Proceeds to us were $139.3 million, net of underwriting discounts and commissions and expenses of the offering. We used $104.7 million of the proceeds from the offering to repay a significant portion of the amounts outstanding under our credit facilities. This partial repayment of our credit facilities will significantly reduce our future interest expense. The remaining $34.8 million of net proceeds will be used for capital expenditures, for working capital and for other general corporate purposes. In addition, we may use a portion of the remaining proceeds to acquire or invest in businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, joint ventures or otherwise. We currently have no specific agreements or commitments.

Our principal cash requirements consist of debt service, capital expenditures and working capital. Since 2003, we have generated cash flow from operations and we expect to continue to generate cash flow from operations for 2007. We believe our existing cash balance, available borrowings under our existing credit facilities and cash generated by operating activities will be sufficient to meet our anticipated capital expenditure, debt service and working capital requirements for at least the next twelve months.

Our capital expenditures during 2006 were approximately $21.4 million. We expect our 2007 capital expenditures to increase significantly as we continue our expansion efforts in our top 10 markets. For the three months ended March 31, 2007 our capital expenditures were approximately $5.9 million. These investments will increase product availability in our markets which will enable us to increase revenue and potentially reduce our net losses. Once a market achieves positive cash flow from its operations, new revenues typically generate substantial cash flow at higher operating margins. Although we will have increased costs to operate as a public company, we believe that increased cash flow from the sale of new services along with the reduction in interest expense should improve our cash flow. Although we cannot assure you that cash flow will improve, we believe that improved cash flow along with our existing cash and cash available under our revolving credit facility will be adequate to meet our anticipated needs for at least the next several years.

Net Cash Provided by Operating Activities.

Net cash provided by operating activities for the three months ended March 31, 2007 was $7.7 million. This was attributable to a net loss of $6.6 million and depreciation, amortization and other non-cash charges of $10.1 million. Also effecting net cash provided by operating activities was an increase in receivables of $1.5 million, which is consistent with our increase in revenues, and an increase in liabilities of $5.4 million primarily due to the lease litigation accrual and non-income based tax accrual.

Net cash provided by operating activities for the three months ended March 31, 2006 was $4.1 million. This was attributable to net loss of $2.3 million; and depreciation, amortization and other non-cash charges of $6.4 million.

Net Cash Used in Investing Activities.

Net cash used in investing activities for the three months ended March 31, 2007 was $5.9 million compared to $7.7 million for the three months ended March 31, 2006. Cash used in investing activities in 2007 was primarily for capital expenditures for the installation of additional power and cooling equipment in our facilities. Cash used in investing activities in 2006 was primarily for capital expenditures relating to the expansion of our Palo Alto facility and the installation of additional power and cooling equipment in several of our top 10 markets.

Net Cash Provided by (Used in) Financing Activities.

Net cash provided by financing activities for the three months ended March 31, 2007 was $36.6 million compared to net cash used in financing activities of $(0.1) million for the three months ended March 31, 2006. The cash provided from financing activities in 2007 was primarily from our initial public offering, net of payment of debt of $104.7 million. The cash used in financing activities in 2006 was primarily for scheduled principal payments of our outstanding debt.

Debt Obligations

As of December 31, 2006, $24.3 million in principal was outstanding under the Term Loan A Facility, $74.8 million in principal was outstanding under the Term Loan B Facility, and $45.0 million in principal was outstanding under the Second Lien Credit Facility (collectively the “Credit Facility”). As of December 31, 2006, no debt was outstanding under our $10.0 million revolving credit facility (the “Revolving Loan Facility”) or our $0.2 million of letters of credit.

On January 24, 2007, the Credit Facility was amended such that repayment of the entire Second Lien Credit Facility could occur prior to the repayment of the First Lien Credit Facility.

On February 1, 2007, our letters of credit in the amount of $0.2 million were terminated in connection with the renewal of our lease in Reston, Virginia.

On February 14, 2007, $45.0 million was repaid under the Second Lien Credit Facility, $24.3 million under the Term Loan A Facility, and $35.1 million under the Term Loan B Facility. In connection with such repayment, $2.4 million of capitalized debt issuance costs were written off, and a $0.4 million prepayment fee was incurred.

The Credit Facility is secured by the stock and assets of our subsidiaries. We pay interest on borrowings under the Credit Facilities at either a base rate or a Eurodollar rate, at our option. Any base rate interest we pay is equal to the greater of the administrative agent’s prime rate or 0.50% above the federal funds rate, plus a spread of 3.00% to 3.25% for loans made under the Term Loan B Facility. Any Eurodollar rate interest we pay is based on the one, two, three, or six month Eurodollar rate plus a spread of 4.00% to 4.25% for loans made under the Term Loan B Facility. The interest spread, if applicable, is determined by our consolidated leverage ratio. We also pay an unused commitment fee equal to 0.50% per annum on the average daily unused portion of the Revolving Loan Facility.

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

The Credit Facilities also require compliance with certain operating covenants, which limit, among other things, our incurrence of additional indebtedness and our ability to make dividend payments. We were in compliance with the covenants of the Credit Facilities as of December 31, 2006 and March 31, 2007, and expect to be in compliance for at least the next 12 months.

Contractual Obligations

The following table summarizes, as of March 31, 2007, our minimum payments for long term debt and other obligations for the next five years and thereafter:

	Total	Remainder of 2007	2008 and 2009	2010 and 2011	Thereafter
(in thousands)
Long term debt	$39,501	$1,313	$8,437	$29,751	$—
Interest expense *	11,838	2,776	6,531	2,531	—
Operating lease obligations	165,574	16,155	40,941	29,096	79,382

Total contractual obligations	$216,913	$20,244	$55,909	$61,378	$79,382

*	The interest expense forecast is based on 1-year LIBOR of 5.20% as of March 31, 2007. Interest expense was calculated by multiplying the outstanding balance by the interest rate for the given time period.

Off Balance Sheet Arrangements

As of December 31, 2006 and March 31, 2007 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off balance sheet arrangements.

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

The following represent material changes in or updates to our critical accounting policies and estimates previously reported in our Annual Report on Form 10-K.

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

We currently use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards is based on subjective assumptions. These assumptions include the expected term of options, the risk-free interest rate, expected dividends, and volatility. If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model in the future, the expense in future periods may differ significantly from what we have recorded in the current period, which could materially affect our operating results, net income or loss and net income or loss per share.

The Company estimates the expected term of options granted by taking the weighted average of the vesting term and the contractual term of the option, as illustrated in SAB 107. As a newly public company without historical stock prices for a period equal to the expected term, the Company estimates the volatility of its common stock by using the historical volatility of similar companies. The Company believes such an approach best represents future volatility in accordance with SAB 107. The Company bases the risk-free interest rate that it uses in its option-pricing models on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on its equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in its option-pricing models.

Recent Accounting Pronouncements

In June 2006, the FASB approved EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenue and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. We have historically presented taxes collected on a net basis. The adoption of EITF 06-3 has had no impact on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 has had no impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. We are currently in the process of evaluating the impact that the adoption of FAS 157 will have on our financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157, Fair Value Measurements. The Company is in the process of assessing the impact of adoption of this Statement.

Item 3:	Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are required by our Credit Facilities to manage the interest rate risk on our debt. After the repayment of $104.5 million of our Credit Facilities on February 14, 2007, and the scheduled principal payment of $0.19 million on March 31, 2007, the floating interest rate on the debt of $39.5 million is swapped to fixed rate through interest rate swap derivatives, thus significantly minimizing interest rate risk. In March 2005, we entered into an interest rate swap agreement on a notional amount of $15.0 million with a commencement date of July 2006 and a maturity date of July 2007. If the three-month LIBOR rate is lower than 4.48%, we will make cash payments at a rate of 4.48%. If the three month LIBOR rate is higher than 4.48%, we will receive cash payments for the difference between actual three month LIBOR and 4.48%. In November 2005, we entered into an interest rate swap agreement on a notional amount of $70.0 million with a commencement date of February 2006 and maturity date of February 2009. If the three-month LIBOR rate is lower than 4.758%, we will make cash payments at a rate of 4.758%. If the three month LIBOR rate is higher than 4.758%, we will receive cash payments for the difference between actual three month LIBOR and 4.758%. Both of these swaps required zero upfront payment.

As of March 31, 2007, the three-month LIBOR rate is 5.35%, which is higher than our contracted rate for both swaps. A 10% increase or decrease in the current LIBOR rate would not change our current net receive position. We will receive cash payments at the end of each quarter unless LIBOR decreases below the contracted LIBOR rates.

Foreign Currency Risk

We have a facility located in Toronto, Canada. We primarily receive payment for services provided at this facility in Canadian currency and primarily pay the direct expenses of our Toronto facility in Canadian currency, which mitigates our exposure to currency exchange rate risk. We have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. dollar relative to Canadian currency, would not have a insignificant effect on our financial position, results of operations and cash flows. We do not maintain any derivative instruments to mitigate the exposure to translation and transaction risk. Our foreign exchange transaction gains and losses are included in our results of operations, and were not material for all periods presented.

Fair Value Risk

We do not have material exposure to market risk with respect to investments as our investments consist primarily of short-term U.S. Treasury securities. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future.

Commodity Price Risk

Operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying electricity prices at some of our facilities. We monitor the cost of electricity at our facilities, where such costs are not fixed. We do not employ forward contracts or other financial instruments to hedge commodity price risk.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1:	Legal Proceedings

In May 2002, Joseph H. Suppers, Jr. filed suit in the Circuit Court of the Fifteenth Judicial District Palm Beach County, Florida against our subsidiary, Switch & Data FL Four LLC, certain other of our subsidiaries and us. In addition to claims of breach of a lease in connection with a lease entered into for a colocation facility in West Palm Beach, Florida, the complaint alleges fraudulent misrepresentation. Plaintiffs were seeking damages of approximately $29.7 million. On April 26, 2007, in exchange for a full settlement agreement and the execution of mutual full and general releases of all claims which were raised or could have been raised in the referenced matter, Switch & Data Facilities Company, Inc. agreed to pay Plaintiffs the sum of $3.0 million. Such amount has subsequently been paid and the case dismissed with prejudice.

On May 31, 2006, we and our predecessor, Switch & Data Facilities Company, LLC, were served with a lawsuit alleging our failure to execute a lease in October 2000 for a building in Milwaukee, Wisconsin. Plaintiffs are claiming the rent and associated lease charges due for the entire ten year term of the lease of $3.7 million. Plaintiffs are also claiming $0.75 million loss on the sale of the building and $0.15 million for attorney’s fees. Management believes there is a range of likely outcomes and has accrued an amount at the low end of the range in accordance with Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company has accrued $0.1 million as of March 31, 2007. In the event of a settlement or trial, the ultimate expense to the Company may be materially different than the amount accrued.

Two of our predecessor’s stockholders filed a lawsuit against us in a Delaware state court on January 29, 2007. This lawsuit seeks a declaratory judgment that those of our predecessor’s stockholders who did not sign our predecessor’s fourth amended and restated investors agreement are entitled to appraisal rights with respect to the merger that was part of our corporate reorganization. It also sought a preliminary injunction against our corporate reorganization and our initial public offering until the appraisal rights issue was resolved. The plaintiffs sought expedited proceedings to present their request for the preliminary injunction. On February 2, 2007, the Delaware court denied the plaintiff’s motion for expedited proceedings. This denial was based upon our agreement that the plaintiffs, and any other holder of our predecessor’s capital stock who has not signed our predecessor’s fourth amended and restated investors agreement, may participate in the offering as a selling stockholder and not waive any right to an appraisal remedy (if any such right exists), even if such stockholder has previously consented in writing to the corporate reorganization. As of March 31, 2007, although the motion to expedite has been denied, thereby mooting the motion for preliminary injunction, the lawsuit remained outstanding. As of May 1, 2007, all but a single common stockholder of our predecessor, who owns no shares of our common stock, had officially abandoned their claims to appraisal rights. The Company believes the outcome of such claims will not materially effect the financial position, results of operations or liquidity of the Company.

In addition to the matters described above, we are presently involved in various legal proceedings arising in the ordinary course of our business operations, including employment matters and contractual disputes that we do not believe, based on information currently available to us, will materially adversely affect our financial position or results of operations.

Item 1a:	Risk Factors

Set forth below are the material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2006. This discussion contains certain forward-looking statements regarding various matters. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to differ from those expressed or implied in the statements. Also, additional risks and uncertainties of which we are unaware, or that are currently deemed immaterial by us, may become important factors that affect us.

Risks Related to our Business

We have incurred substantial losses in the past and may continue to incur losses in the future.

We have never been profitable and have incurred losses since our inception. For the years ended December 31, 2005 and 2006, and the three months ended March 31, 2007, we incurred net losses of approximately $11.3 million, $11.7 million and $6.6 million, respectively. Until 2003, we did not generate cash from operations. As of March 31, 2007, we had an accumulated deficit of $223 million. There can be no guarantee that we will achieve profitability. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We have been sued by several landlords for breaches of our lease agreements. An adverse determination in any of these proceedings could result in significant liabilities.

We have two ongoing cases with respect to disputes arising out of alleged breaches of our abandoned lease agreements. One of these is a suit filed in Milwaukee, Wisconsin in May 2006, the plaintiff is seeking damages of $4.4 million consisting of alleged lost rents, losses on the sale of the building and attorneys fees. The second suit was filed in New Orleans, Louisiana in October 2001, involves a plaintiff that is seeking damages of approximately $3.2 million consisting of alleged lost rent, restorative expenses and lease commission. In the past, we have experienced adverse outcomes in litigation proceedings arising out of similar facts, and we have settled similar disputes for significant sums. The potential liabilities resulting from these claims may not be covered by our insurance policies or may be disputed by our insurers. Moreover, even if the claims brought against us are unsuccessful or without merit, the cost of defending these suits may result in a material adverse effect on our liquidity.

We have debt obligations which include restrictive covenants that limit our flexibility to manage our business; failure to comply with these covenants could trigger an acceleration of our outstanding indebtedness.

As of March 31, 2007, outstanding indebtedness under our credit facilities was approximately $39.5 million. Our credit facilities require that we maintain specific financial ratios and comply with covenants, including various financial covenants, which contain numerous restrictions on our ability to incur additional debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements. We have in the past violated certain covenants under our credit facilities, including several violations during 2006 that were subsequently waived by our lenders pursuant to an amendment to the credit facilities. A default, if not waived by our lenders, could result in the acceleration of outstanding indebtedness and cause our debt to become immediately due and payable. If we are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, we will have to refinance such obligations, or otherwise we will not be able to repay our debt. If new financing is made available, its terms may not be favorable to us and our business may be adversely affected.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Submission of Matters to the Vote of Security Holders

None

Item 5:	Other Information

None

Item 6: Exhibits

Exhibit Number	Description of Document	Incorporated By Reference	Form Date	Filed Herein
2.1	Agreement and Plan of Merger, dated January 24, 2007, between Switch and Data, Inc. and Switch & Data Facilities Company, Inc.	S-1	9/27/06

3.1	Amended Certificate of Incorporation	S-8 Exhibit 4.2	3/14/07

3.2	Amended and Restated By-Laws	S-8 Exhibit 4.3	3/14/07

3.3	Form of Certificate of Merger	S-1	9/27/06

4.1	Form of Specimen Common Stock Certificate	S-1	9/27/06

4.2	Fifth Amended and Restated Investors Agreement	S-8 Exhibit 4.4	3/14/07

10.1	Employment Agreement, dated February 16, 2004, between Switch & Data Facilities Company, Inc. and Keith Olsen	S-1	9/27/06

10.2	Employment Agreement, dated June 16, 2004, effective as of June 14, 2004, between Switch & Data Facilities Company, Inc. and George Pollock, Jr.	S-1	9/27/06

10.3	Employment Agreement, dated July 21, 2004, between Switch & Data Facilities Company, Inc. and Ernest Sampera	S-1	9/27/06

10.4	Employment Agreement, effective as of July 1, 2006, between Switch and Data Management Company LLC and William Roach	S-1	9/27/06

10.5	Offer Letter, dated August 8, 2005, between Switch and Data Management Company LLC and Ali Marashi	S-1	9/27/06

10.6	Third Amended and Restated Credit Agreement, dated as of October 13, 2005, among Switch & Data Holdings, Inc., as the Borrower, the institutions party thereto from time to time as Lenders, as the Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents, and Deutsche Bank Securities, Inc. and BNP Paribas, as Joint Lead Arrangers	S-1	9/27/06

10.7	First Amendment to Third Amended and Restated Credit Agreement, dated as of April 28, 2006, among Switch & Data Holdings, Inc., as the Borrower, the institutions party thereto from time to time as Lenders, as the Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents	S-1	9/27/06

Exhibit Number	Description of Document	Incorporated By Reference	Form Date	Filed Herein
10.8	Credit Agreement, dated as of October 13, 2005, among Switch & Data Holdings, Inc., as the Borrower, the institutions party thereto from time to time as Lenders, as the Term Loan Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents, and Deutsche Bank Securities, Inc. and BNP Paribas, as Joint Lead Arrangers	S-1	9/27/06

10.9	2007 Stock Incentive Plan	S-1	9/27/06

10.10	Agreement of Lease with 111 Eighth Avenue LLC, dated as of June 30, 1998	S-1	9/27/06

10.11	First Amendment of Lease with 111 Eighth Avenue LLC, dated as of August 3, 2005	S-1	9/27/06

10.12	Sublease with Global Crossing Telecommunications, Inc., dated as of November 21, 2005	S-1	9/27/06

10.13	First Amendment to Sublease with Global Crossing Telecommunications, Inc., dated as of May 4, 2006	S-1	9/27/06

10.14	Second Amendment to Sublease with Global Crossing Telecommunications, Inc., dated as of August 10, 2006	S-1	9/27/06

10.15	Sublease Agreement with Abovenet Communications, Inc., dated as of March 13, 2003	S-1	9/27/06

10.16	Lease with 529 Bryant Street Partners, LLC, dated as of January 31, 2005	S-1	9/27/06

10.17	Amendment to Lease with 529 Bryant Street Partners, LLC, dated as of January 31, 2005	S-1	9/27/06

10.18	Waiver and Second Amendment to Third Amended and Restated Credit Agreement, dated as of November 27, 2006, among Switch & Data Holdings, Inc., as the Borrower, the institutions party thereto from time to time as Lenders, as the Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, and CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents	S-1	9/27/06

10.19	Limited Waiver and Third Amendment to Third Amended and Restated Credit Agreement, dated as of January 24, 2007, among Switch & Data Holdings, Inc., as the Borrower, the financial institutions from time to time party to the Credit Agreement, as the Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, and CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents	S-1	9/27/06

10.20	Form of Nonqualified Stock Option Agreement	10-K	12/31/06

10.21	Form of Incentive Stock Option Agreement	10-K	12/31/06

Exhibit Number	Description of Document	Incorporated By Reference	Form Date	Filed Herein
21.1	Subsidiaries of the Registrant	S-1	9/27/06

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X