Form 10-Q
period 2007-06-30
Switch & Data Facilities Company, Inc.
filed 2007-08-14
CIK 1371011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares outstanding of the registrant’s Common Stock as of June 30, 2007 was 33,882,294.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2006	June 30, 2007
Assets
Current assets
Cash and cash equivalents	$3,671	$42,041
Accounts receivable, net of allowance for bad debts of $736 and $258, respectively	7,516	7,385
Prepaids and other assets	1,219	1,551

Total current assets	12,406	50,977
Property and equipment, net	65,947	72,504
Derivative asset	560	592
Goodwill	36,023	36,023
Other intangible assets, net	29,936	26,663
Other long-term assets, net	7,184	2,604

Total assets	$152,056	$189,363

Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$13,049	$15,749
Current portion of unearned revenue	2,054	3,201
Current portion of deferred rent	368	375
Current portion of customer security deposits	790	816
Current portion of long-term debt	4,125	3,000

Total current liabilities	20,386	23,141
Unearned revenue, less current portion	951	1,411
Deferred rent, less current portion	10,549	11,282
Customer security deposits, less current portion	285	228
Long-term debt, less current portion	140,031	36,314

Total liabilities	172,202	72,376
Series C redeemable preferred stock, $0.0001 par value, 32,609 shares authorized, issued and 12.5% cumulative preference, $40,456 liquidation preference at December 31, 2006 and no shares issued and outstanding as of June 30, 2007	14,376	—
Series B convertible preferred stock, $0.0001 par value, 22,100 shares authorized, issued and 8% cumulative preference, $179,798 liquidation preference at December 31, 2006 and no shares issued and outstanding as of June 30, 2007	179,798	—
Commitments and contingencies (see note 9)
Stockholders’ equity (deficit)
Common stock (Successor), $0.0001 par value, authorized 200,000 shares; no shares issued and outstanding as of December 31, 2006, and 33,882 shares issued and outstanding as of June 30, 2007	—	3
Preferred stock (Successor), $0.0001 par value, authorized 25,000 shares; no shares issued or outstanding	—	—
Common stock (Predecessor), $0.0001 par value, authorized 50,000 shares; 42,295 shares issued and outstanding as of December 31, 2006, and no shares issued and outstanding as of June 30, 2007	4	—
Series B common stock, $0.0001 par value, authorized 65,217 shares; 65,217 shares issued and outstanding as of December 31, 2006, and no shares issued and outstanding as of June 30, 2007	7	—
Special junior stock, $0.0001 par value, authorized 6,902 shares; 1,191 shares issued and outstanding as of December 31, 2006, and no shares issued and outstanding as of June 30, 2007	—	—
Series D-1 preferred stock, $0.0001 par value, authorized 325 shares; 325 shares issued and outstanding as of December 31, 2006, and no shares issued and outstanding as of June 30, 2007	—	—
Series D-2 preferred stock, $0.0001 par value, authorized 3,250 shares; 212 shares issued and outstanding as of December 31, 2006, and no shares issued and outstanding as of June 30, 2007	5	—
Unearned stock compensation	(137)	(71)
Additional paid in capital	—	337,023
Accumulated deficit	(214,971)	(221,374)
Accumulated other comprehensive income	772	1,406

Total stockholders’ equity (deficit)	(214,320)	116,987

Total liabilities, preferred stock and stockholders’ equity (deficit)	$152,056	$189,363

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2007	2006	2007
Revenues	$27,332	$33,277	$53,933	$64,747
Costs and operating expenses
Cost of revenues, exclusive of depreciation and amortization	14,702	17,349	29,182	33,846
Sales and marketing	2,975	4,044	6,120	7,861
General and administrative	2,767	3,798	5,072	7,682
Depreciation and amortization	5,709	6,049	11,505	12,212
Lease litigation settlement	—	—	—	2,600
Asset impairment	1,789	—	1,841	—

Total costs and operating expenses	27,942	31,240	53,720	64,201

Operating income (loss)	(610)	2,037	213	546
Interest income	28	473	51	695
Interest expense	(3,066)	(575)	(5,835)	(3,183)
Loss from debt extinguishment	—	—	—	(2,809)
Other income (expense), net	141	(9)	144	(113)

Income (loss) from continuing operations before income taxes	(3,507)	1,926	(5,427)	(4,864)
Provision for income taxes	(27)	—	(60)	(12)

Income (loss) from continuing operations	(3,534)	1,926	(5,487)	(4,876)
Income (loss) from discontinued operations	19	37	(359)	207

Net income (loss)	(3,515)	1,963	(5,846)	(4,669)
Preferred stock accretions and dividends	(3,289)	—	(6,578)	(227,522)

Net income (loss), attributable to common stockholders	$(6,804)	$1,963	$(12,424)	$(232,191)

Income (loss) per share—basic
Continuing operations, attributable to common stockholders	$(0.06)	$0.06	$(0.11)	$(4.71)
Discontinued operations	0.00	0.00	(0.01)	0.00

Net income (loss), attributable to common stockholders	$(0.06)	$0.06	$(0.12)	$(4.71)

Weighted average shares outstanding	107,512	33,849	107,575	49,307

Income (loss) per share—diluted
Continuing operations, attributable to common stockholders	$(0.06)	$0.06	$(0.11)	$(4.71)
Discontinued operations	0.00	0.00	(0.01)	0.00

Net income (loss), attributable to common stockholders	$(0.06)	$0.06	$(0.12)	$(4.71)

Weighted average shares outstanding	107,512	34,075	107,575	49,307

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Common Stock (Successor)		Common Stock (Predecessor)		Series B Common Stock		Special Junior Stock		Series D-1 and D-2 Preferred Stock		Additional Paid-In Capital	Unearned Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock holders Equity (Deficit)
	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2006	—	$—	42,295	$4	65,217	$7	1,191	$—	537	$5	$—	$(137)	$772	$(214,971)	$(214,320)

Accretion of Series B convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,734)	(1,734)
Issuance of Common Shares	76	0	—	—	—	—	—	—	—	—	1	—	—	—	1
Initial Public Offering	9,000	1	—	—	—	—	—	—	—	—	139,199	—	—	—	139,200
Reorganization	24,807	2	(42,295)	(4)	(65,217)	(7)	(1,191)	—	(537)	(5)	195,921	—	—	—	195,907
Stock Compensation	—	—	—	—	—	—	—	—	—	—	1,902	66	—	—	1,968
Comprehensive loss
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,669)	(4,669)
Currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	634	—	634

Comprehensive loss															(4,035)

Balance as of June 30, 2007	33,883	$3	—	$—	—	$—	—	$—	—	$—	$337,023	$(71)	$1,406	$(221,374)	$116,987

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended June 30,
	2006	2007
Cash flows from operating activities
Net loss	$(5,846)	$(4,669)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	7,524	8,581
Amortization of debt issuance costs	420	244
Amortization of other intangible assets	3,994	3,621
Stock compensation expense	127	1,968
Loss from debt extinguishment	—	2,359
Provision for bad debts, net of recoveries	369	(210)
Deferred rent	1,048	675
Change in fair value of derivative asset and derivative liability	(1,385)	(32)
Asset impairment	2,193	—
Loss on disposal of fixed assets	—	38
Changes in operating assets and liabilities, net of acquired amounts
(Increase) decrease in accounts receivable	(359)	428
Increase in prepaids and other assets	(251)	(325)
Decrease in other long term assets	—	13
Increase in accounts payable, accrued expenses, and other liabilities	130	1,484
Increase in unearned revenue	724	1,528

Net cash provided by operating activities	8,688	15,703

Cash flows from investing activities
Purchase of property and equipment, and other	(11,554)	(13,766)

Net cash used in investing activities	(11,554)	(13,766)

Cash flows from financing activities
Principal payments under long-term debt	(125)	(104,843)
Proceeds from exercise of stock options	—	1
Public offering costs	(51)	(1,072)
Proceeds from initial public offering, net of commissions	—	142,290
Debt issuance and amendment costs	(137)	(55)

Net cash provided by (used in) financing activities	(313)	36,321

Net increase (decrease) in cash and cash equivalents	(3,179)	38,258
Effect of exchange rate changes on cash	19	112
Cash and cash equivalents
Beginning of the period	10,417	3,671

End of the period	$7,257	$42,041

Supplemental disclosure of cash flow information
Cash paid for interest	$7,297	$3,856
Cash paid for taxes	$—	$104
Cash paid for pre-payment fee on long-term debt	$—	$450

Supplemental schedule of non-cash investing and financing activities
Purchase of property and equipment included in accounts payable and accrued expenses	$2,641	$3,371

The accompanying notes are an integral part of these consolidated financial statements

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

Proceeds to the Company were $139,199, net of underwriting discounts and commissions and expenses of the offering. Of these proceeds, $104,655 was used to repay debt under our Credit Facility.

On February 13, 2007, the Company completed its initial public offering and reorganization. Switch & Data Facilities Company, Inc., who was the parent holding company that owned all of the entities through which business was operated (the “Predecessor”), was merged into a newly formed, wholly owned Delaware corporation named Switch & Data, Inc. The merger was accounted for as a combination of entities under common control; where assets and liabilities of the Predecessor were transferred to Switch and Data, Inc. (the “Successor”) using historical carrying values, and income and expenses were recorded in a manner similar to that in a pooling of interest. Pursuant to the reorganization, 55,252 preferred shares of the Predecessor were exchanged for 24,807 common shares of the Successor. The newly issued common stock was recorded at fair market value. The difference in the carrying value of such preferred shares and the fair market value of the newly issued common shares was $225,788, which was accounted for as a deemed dividend to the preferred stockholders, reducing the net income (loss) attributable to common stockholders. The Successor immediately changed its name to Switch & Data Facilities Company, Inc. after the merger.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Switch & Data Facilities Company, Inc. (the “Company”) and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2007. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions for stock-based compensation required by Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment, (“FAS 123R”). The Company is required to utilize the prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of FAS 123R, stock-based compensation expense is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. As of June 30, 2007, there was $13,342 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock-based compensation plans accounted for under FAS 123R. The cost is to be recognized ratably over a four year period. The Company recorded $1,023 and $1,902 of compensation expense for the three months and six months ended June 30, 2007.

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

For options granted during the six months ended June 30, 2007, the fair value of each option grant was based on the Black-Scholes option-pricing model with the following assumptions:

	For the six months ended June 30, 2007
	Options to non- employee directors vesting immediately	Options vesting 25% annually for four years
Risk-free interest rate	4.70%	4.67%
Expected term of the options	5.00 years	6.25 years
Expected volatility	81.17%	99.55%
Expected dividend yield	None	None

The Company estimates the expected term of options granted by taking the weighted average of the vesting period and the contractual term of the option, as illustrated in Staff Accounting Bulletin No. 107 Share-Based Payment (“SAB 107”). As a new public company without historical stock prices for a period equal to the expected term, the Company estimates the volatility of its common stock by using the historical volatility of similar companies. The Company believes such an approach best represents its future volatility in accordance with SAB 107. The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on its equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in its option-pricing model.

The estimated fair value of stock options granted to non-employee directors vesting immediately and options vesting annually for four years was $11.52 and $13.88 per share, respectively.

Prior to the adoption of FAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). The total intrinsic value of such stock options exercised during the three months and six months ended June 30, 2007 was approximately $1,061 and $1,422, respectively. As of June 30, 2007, there was $71 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock based compensation plans accounted for under APB 25. The cost is to be recognized over a weighted average period of less than one year.

Stock-based awards to non-employees are accounted for under the provisions of Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Preferred Stock

The Company previously issued various classes of preferred stock. The carrying value of the Series B Convertible Preferred Stock was increased by periodic accretions so that the carrying amounts would equal the redemption amount at the redemption date, which was determined pursuant to various agreements underlying the Company’s share issuances. The accreted amounts were recorded to additional paid-in capital or accumulated deficit. For the Series C Preferred Shares, the Company did not periodically

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

accrete the cumulative dividends on these shares, since the Series C Preferred shares did not become redeemable until a liquidation event occurred, which was the initial public offering. All remaining Series C Preferred Stock and Series B Convertible Preferred Stock were converted to Common Stock as part of the reorganization.

Earnings Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“FAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of FAS 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the number of common and potential common shares outstanding during the period. During any period, if potential common shares would be anti-dilutive, such shares are not considered in the computations.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) presents a measure of all changes in stockholders’ equity except for changes resulting from transactions with stockholders in their capacity as stockholders. Other comprehensive income (loss), which is presented in the accompanying consolidated statement of stockholders’ equity (deficit), consists of net income (loss) and foreign currency translation adjustments as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2007	2006	2007
Net income (loss)	$(3,515)	$1,963	$(5,846)	$(4,669)
Currency translation adjustments	279	583	284	634

Other comprehensive income (loss)	$(3,236)	$2,546	$(5,562)	$(4,035)

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 has had no impact on the Company’s financial statements.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently in the process of evaluating the impact the adoption of FAS 157 may have on its financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157. The Company is in the process of assessing the impact of adoption of this Statement.

3. Other Long-Term Assets

Included in other long-term assets, net, on the consolidated balance sheets are debt issuance costs, net, totaling $3,600 and $1,054 as of December 31, 2006 and June 30, 2007, respectively. Also included are public offering costs of $2,019, as of December 31, 2006. Such public offering costs were offset against additional paid in capital at the completion of the initial public offering.

4. Long-Term Debt

The Company’s long-term debt consisted of the following:

	December 31, 2006	June 30, 2007
Senior notes, interest (at the option of the Company at inception of each loan) at the Base Rate (Prime), plus the applicable margin (3.00% for Term Loan A, 3.25% for Term Loan B and 6.25% for 2nd Lien) or the Eurodollar Rate, as defined, plus the applicable margin (4.00% for Term Loan A, 4.25% for Term Loan B and 7.25% for 2nd Lien). The total cost of outstanding debt was 10.55% at December 31, 2006.	$144,156	$—

Senior notes, interest (at the option of the Company at inception of each loan) at the Base Rate (Prime), plus the applicable margin (2.00% for Term Loan B) or the Eurodollar Rate, as defined, plus the applicable margin (3.00% for Term Loan B). The total cost of outstanding debt was 8.36% at June 30, 2007.	—	39,314

Total debt	144,156	39,314
Less current portion	(4,125)	(3,000)

Long-term debt	$140,031	$36,314

As of December 31, 2006, $24,344 in principal amount was outstanding under the Term Loan A Facility, $74,812 in principal amount was outstanding under the Term Loan B Facility, and $45,000 in principal amount was outstanding under the Second Lien Credit Facility (collectively the “Credit Facility”). As of December 31, 2006, no principal amount of debt was outstanding under the $10,000 revolving credit facility (the “Revolving Loan Facility”).

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

On February 14, 2007, $45,000 was repaid under the Second Lien Credit Facility, $24,344 under the Term Loan A Facility, and $35,124 under the Term Loan B Facility. In connection with such repayment, $2,359 of capitalized debt issuance costs were recorded as a loss on debt extinguishment and a $450 prepayment fee was incurred.

In June 2007, we amended our existing credit facility to reduce the applicable margin rates associated with the borrowings to 3.00% per annum for Eurodollar Rate Loans and 2.00% per annum for Base Rate Loans. The amendment reduces the effective interest rate by 1%.

Scheduled principal payments of $375 were made during the six months ended June 30, 2007.

Accrued interest included in accounts payable and accrued expenses in the accompanying consolidated balance sheets is approximately $1,108 and $258 at December 31, 2006 and June 30, 2007, respectively.

All of the assets of the Company are pledged as collateral for the Credit Facility. The Credit Facility contains financial covenants which, among other restrictions, require the maintenance of certain financial ratios and restrict asset purchases and dividend payments. The Company was in compliance with these covenants at December 31, 2006 and June 30, 2007 and expects to be in compliance for at least the next twelve months.

As of June 30, 2007, scheduled maturities of the Credit Facility, exclusive of potential excess cash flow payments, for the next five years and thereafter are as follows:

Year	Amount
Remainder of 2007	$1,125
2008	3,750
2009	4,687
2010	20,438
2011	9,314

Total	$39,314

Interest Rate Derivatives

As of June 30, 2007, the Company’s interest rate swaps have a notional value of $85,000, which is $45,686 more than the outstanding floating rate debt. The fair value of interest rate derivatives represents the estimated receipts or payments that would be made to terminate the agreements prior to expiration. As of December 31, 2006 and June 30, 2007, the Company recorded derivative fair values of approximately $560 and $625, respectively. The change in fair value of approximately $321 and $65 is recorded as a decrease (increase) in interest expense in the consolidated statements of operations for the three and six months ended June 30, 2007, respectively. The change in fair value of approximately $576 and $1,393 is recorded as a decrease (increase) in interest expense in the consolidated statements of operations for the three and six months ended June 30, 2006, respectively.

5. Income (Loss) Per Share

The following table sets forth the detail for the computation of basic and diluted income (loss) per share attributable to common stockholders.

The weighted average share calculation for the six months ended June 30, 2007 includes the predecessor shares outstanding through February 8, 2007, and the successor shares issued in connection with the initial public offering outstanding from February 8, 2007.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The income (loss) attributable to common stockholders for the six months ended June 30, 2007, includes $1,734 of accretion of preferred stock for the period between January 1, 2007 and February 13, 2007, the date of the reorganization and a $225,788 deemed dividend which represents the difference in the carrying value of the Predecessor’s preferred stock that was converted into the Successor’s common stock and the fair market value of such common stock.

	For the three months ended June 30,		For the six months ended June 30,
	2006	2007	2006	2007
Numerator:
Income (loss) from continuing operations	$(3,534)	$1,926	$(5,487)	$(4,876)
Less preferred stock accretions and dividends	(3,289)	—	(6,578)	(227,522)

Income (loss) from continuing operations, attributable to common stockholders	(6,823)	1,926	(12,065)	(232,398)
Income (loss) from discontinued operations	19	37	(359)	207

Net income (loss) attributable to common stockholders	$(6,804)	$1,963	$(12,424)	$(232,191)

Denominator:
Weighted average shares outstanding—basic	107,512	33,849	107,575	49,307
Weighted average shares outstanding—diluted	107,512	34,075	107,575	49,307

Net income (loss) per share basic:
Continuing operations, attributable to common stockholders	$(0.06)	$0.06	$(0.11)	$(4.71)
Discontinued operations	0.00	0.00	(0.01)	0.00

Net income (loss), attributable to common stockholders	$(0.06)	$0.06	$(0.12)	$(4.71)

Net income (loss) per share diluted:
Continuing operations, attributable to common stockholders	$(0.06)	$0.06	$(0.11)	$(4.71)
Discontinued operations	0.00	0.00	(0.01)	0.00

Net income (loss), attributable to common stockholders	$(0.06)	$0.06	$(0.12)	$(4.71)

The following table sets forth the potential common shares not included in the diluted net income (loss) per share calculation because these shares are anti-dilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2007	2006	2007
Common Stock Options	1,030	1,219	1,030	2,489
Series B Convertible Preferred Stock	49,674	—	49,674	—

Potential common shares should include the Series A Special Junior Stock, the Series B Special Junior Stock and the Series C Special Junior Stock (collectively referred to herein as the “Junior Stock”). However, pursuant to an investors agreement entered into between the Company and virtually all of its stockholders in March 2003 and under the Company’s certificate of incorporation that was amended and restated in March 2003, a formula was set forth establishing the amount of shares of common stock that the holders of each class of the Company’s securities is to receive in connection with a reorganization of the Company. The result of the application of this formula is that holders of the Company’s Junior Stock would not receive any common stock or any other consideration in connection with a reorganization or an initial public offering. After the reorganization, these holders did not receive any common stock and their existing shares were cancelled.

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

On February 13, 2007 in connection with the initial public offering, the Company completed a reorganization.

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

Stockholders of the Company’s Predecessor received an aggregate of 24,807 shares of common stock of the Company in exchange for their shares of capital stock of the Predecessor. Shares of the Company’s common stock were allocated as follows to the Predecessor’s stockholders:

Class	Number of Shares
Series D-1 Preferred Stock	15,111
Series D-2 Preferred Stock	1,559
Series C Redeemable Preferred Stock	2,395
Series B Convertible Preferred Stock	5,742
Common Stock	—
Series B Common Stock	—
Series A Special Junior Stock	—
Series B Special Junior Stock	—
Series C Special Junior Stock	—

Total	24,807

Successor Shares

The holders of common stock are entitled to one vote per share on all matters to be voted on by the stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available for the payment of dividends. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding. The common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of common stock are fully paid and non-assessable. Through June 30, 2007, the Company had not declared any dividends for the holders of its common stock.

On February 8, 2007, 9,000 shares of common stock were sold to the public through an initial public offering. From February 8, 2007, to June 30, 2007, 76 common stock options were exercised, which consisted entirely of converted D-2 Preferred Stock options.

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

The options vest at the rate of 25% on the first anniversary of the grant date and 6.25% for each three month period thereafter

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

until the options are fully vested. Certain members of senior management received options that vested 25% immediately at the date of grant and 6.25% for each three month period thereafter until the options are fully vested. These vesting periods were established by the Board of Directors at the date of grant. Options expire ten years after the date of grant or when an individual ceases to be an employee of the Company.

In connection with the reorganization, the Series D-2 Preferred Stock options were required by the 2003 Stock Incentive Plan to be converted into common stock options of the Successor, at the same ratio as the D-2 Preferred Stock pursuant to the terms of the reorganization. The exercise price was also converted to maintain an equitable fair value for the option holder. The vesting period and contractual term were not changed. As the modification of the Series D-2 Preferred Stock options was required by the 2003 Stock Incentive Plan, no incremental compensation expense was incurred.

A summary of the activity related to Series D-2 Preferred Stock is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2006	184	$21.97
Options granted	—	$—
Options exercised	(6)	$0.01
Options cancelled	—	$—
Options cancelled for conversion	(178)	$22.71

Outstanding as of June 30, 2007	—	$—

Common Stock Options

The common stock options of the Predecessor under the 2001 Stock Incentive Plan were cancelled as part of the reorganization in February. No options had ever been exercised under this plan.

In January 2007, the Board of Directors approved the 2007 Stock Incentive Plan (the “Plan”) and authorized 5,133 shares of the Company’s common stock to be reserved for issuance to employees, consultants or directors pursuant to the terms of the Plan. Of such shares, 1,346 were allocated to the conversion of D-2 Preferred Stock options as discussed above.

On February 7, 2007, the Company granted 1,193 stock options with an exercise price of $17.00 per share to employees and non-employee directors. Approximately 1,168 of the options vest at the rate of 25% on the first anniversary of the grant date and 25% annually until the options are fully vested. Non-employee directors received a total of 25 options that vested immediately. These vesting periods were established by the Board of Directors at the date of grant.

Common stock options expire ten years after the date of grant or when an individual ceases to be an employee of the Company. Compensation expense for these common stock options will be recognized over the vesting period.

A summary of the common stock option activity of the Plan is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2006	—	$—
Options issued for Series D-2 Preferred Stock options conversion	1,346	$3.01
Options granted	1,219	$17.01
Options exercised	(76)	$0.01
Options forfeited or cancelled	—	$—

Outstanding as of June 30, 2007	2,489	$9.96

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The following table summarizes information about common stock options outstanding under the Plan as of June 30, 2007:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Options Exercisable
$ 0.01	223	6.15	180
$ 3.87	1,047	6.80	1,002
$17.00	1,193	9.62	25
$17.63	26	9.89	—

Total	2,489	8.12	1,207

The aggregate intrinsic value of options outstanding as of June 30, 2007 was $22,946. The aggregate intrinsic value of options exercisable as of June 30, 2007 was $18,843.

8. Discontinued Operations and Other Dispositions

The lease for a facility in Chicago expired on February 28, 2007 and was not renewed. This facility meets the criteria for classification as discontinued operations pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“FAS 144”). As such, the income (loss) associated with the operation of this discontinued facility is reflected as discontinued operations in the Company’s results of operations as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2007	2006	2007
Income (loss) from operations of discontinued facility	$19	$37	$(359)	$207
Gain (loss) from disposal of discontinued facility	—	—	—	—

	$19	$37	$(359)	$207

The facility has no carrying value on the consolidated balance sheet as of June 30, 2007. No gain or loss from the disposal of the facility was incurred.

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

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

As of June 30, 2007, minimum future lease payments under these non-cancelable operating leases for the next five years and thereafter are approximately as follows:

Year	Amount
Remainder of 2007	$10,793
2008	21,247
2009	20,455
2010	16,802
2011	14,139
Thereafter	84,661

Total minimum future lease payments	$168,097

Legal Proceedings

On May 31, 2006, the Company and Switch & Data Facilities Company, LLC, a subsidiary of the Company, were served with a lawsuit alleging a failure by the Company or its subsidiary to execute a lease in October 2000 for a building in Milwaukee, Wisconsin. Plaintiffs are claiming the rent and associated lease charges due for the entire ten year term of the lease is $3,666. Plaintiffs are also claiming a $750 loss on the sale of the building. Management believes there is a range of likely outcomes and has accrued an amount at the low end of the range in accordance with Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company has accrued $150 as of June 30, 2007 and such amount is included in lease litigation settlement in the consolidated statement of operations for the six months ended June 30, 2007. In the event of a settlement or trial, the ultimate expense to the Company may be materially different than the amount accrued.

The Company was involved in an ongoing lawsuit related to a real estate lease in West Palm Beach, Florida. In May 2002, TQ West Palm LLC and Node.com Inc. filed suit in the Circuit Court in Palm Beach County, Florida against the Company and certain subsidiaries. In addition to claims of breach of a lease, the complaint alleged fraudulent misrepresentation of the financial resources of a subsidiary. The plaintiffs were seeking damages of approximately $29,700. The Company had previously accrued $500 as of December 31, 2006 and such amount was included within other expenses in the consolidated statement of operations for the year ended December 31, 2004. On April 26, 2007, in exchange for a full settlement agreement and the execution of mutual full and general releases of all claims which were raised or could have been raised in the referenced matter, the Company agreed to pay $3,000 to the Plaintiffs. Such amount in excess of the amount previously accrued in 2004 is included in the consolidated statement of operations as lease litigation settlement for the six months ended June 30, 2007. The settlement amount was subsequently paid and the case was dismissed with prejudice.

Two stockholders filed a lawsuit against the Company and others (collectively, the “Defendants”) in a Delaware state court on January 29, 2007. This lawsuit seeks a declaratory judgment that those of the Predecessor’s stockholders who did not sign the Predecessor’s fourth amended and restated investors agreement are entitled to appraisal rights with respect to the reorganization. It also sought a preliminary injunction against the reorganization and the initial public offering until the appraisal rights issue was resolved. The plaintiffs sought expedited consideration for the preliminary injunction. On February 2, 2007, the Delaware court denied the plaintiff’s motion for expedited consideration. This denial was based upon the Defendants’ agreement that the plaintiffs, and any other holder of the Predecessor’s capital stock who had not signed the Predecessor’s fourth amended and restated investors agreement, could participate in the initial public offering as a selling stockholder and not waive any right to an appraisal remedy (if any such right exists), even if such stockholder had previously consented in writing to the reorganization. As of June 30, 2007, although the motion to expedite had been denied, thereby mooting the motion for preliminary injunction, the lawsuit remained outstanding. As of June 30, 2007, all but a single common stockholder of the Company’s Predecessor, who owns no shares of the Company’s common stock, had officially abandoned their claims to appraisal rights. The Company believes the outcome of such claims will not materially affect the financial position, results of operations or liquidity of the Company.

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

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Taxes

During 2005, the State of Washington performed an excise tax audit on three of the Company’s subsidiaries and assessed additional business and occupation taxes. The Company has unsuccessfully challenged these assessments, including a recent denial of its latest petition, and is determining if additional appeals will be made. The Company has deemed this as a probable loss contingency as defined by FAS 5. As such, the Company accrued $742 and paid such amounts owed for the periods under audit as well as all subsequent periods including estimated taxes and penalties.

10. Segment Information

The Company manages its business as one reportable segment. Although the Company provides services in several markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services.

The Company’s geographic revenues are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2007	2006	2007
Revenues
United States	$25,822	$31,168	$50,938	$60,741
Canada	1,510	2,109	2,995	4,006

	$27,332	$33,277	$53,933	$64,747

The Company’s long-lived assets are located in the following geographic regions:

	December 31, 2006	June 30, 2007
Long-Lived Assets
United States	$132,906	$131,062
Canada	6,743	7,324

	$139,649	$138,386

The Company had no customers that represented more than 10% of total revenues for the three or six months ended June 30, 2006 or 2007.

11. Subsequent Event

On August 10, 2007, the Company, executed a lease agreement for a 42,000 square foot facility located at in Sunnyvale, California. The lease commences on August 10, 2007, expires on July 31, 2022, and includes renewal options for two additional, consecutive periods of five years. The facility will be operated in a manner consistent with existing facilities. In conjunction with this lease agreement, approximately 15,000 square feet is subleased to the former lessee under terms similar to that of the lease.

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

Overview

We are a leading provider of colocation and network neutral interconnection services primarily to Internet dependent businesses including telecommunications carriers, Internet service providers, online content providers and enterprises. As a network neutral provider, we do not own or operate our own network, and, as a result, our interconnection services enable our customers to exchange network traffic through direct connections with each other or through peering connections with multiple parties. Our colocation services provide space and power for customers’ networking and computing equipment allowing those customers to avoid the costs of building and maintaining their own facilities. We provide our services in over 30 facilities in over 20 markets, representing the broadest network neutral footprint in North America. Our footprint includes our facility in Palo Alto, one of the first commercial Internet exchanges in the world. Our high network densities, as demonstrated by approximately 18,700 cross connects between our customers, create a network effect, which provides an incentive for our existing customers to remain within our facilities and is a differentiating factor in attracting new customers. This network effect combined with our broad geographic footprint contributes to the growth of our customer base and revenue, which we believe will also increase our operating cash flow due to the fixed nature of certain of our operating costs.

Properties

We do not own the buildings in which our facilities are located. Instead, we have chosen to lease our facilities. We currently lease approximately 762,500 square feet of space for our facilities.

We continue to execute upon our strategy to expand our footprint in existing markets.

Recent lease activity includes the following:

•	In February 2007, the lease for one of our Chicago facilities expired and we chose not to renew the lease. The facility was approximately 5,100 square feet.

•

In March 2007, we executed an amended lease agreement for one of our Seattle facilities that extended the existing lease term from 2009 to 2019 for approximately 29,900 square feet. As part of the agreement, we leased an additional 4,800 square feet. Lease expirations for our Seattle facilities now range from 2014 to 2019.

•	In April 2007, we executed an amended lease agreement at our Denver facility, extending the lease term through 2020. As part of the renewal, we leased an additional 2,900 square feet.

•	In April 2007, we executed an amended lease agreement at our Buffalo facility, extending the lease term through 2015.

•	In June 2007, we executed an amended lease agreement at our Toronto facility for an additional 3,000 square feet.

•	In June 2007, we executed an amended lease agreement at one of our Philadelphia facilities, extending the lease term through January 2018, and adding renewal options for two, five-year periods.

•	In July 2007, we executed an amended lease agreement at a Dallas facility, extending the lease term through January 2020, and leasing an additional 23,000 square feet.

•

In August 2007, we executed a lease agreement for a 42,000 square foot facility in Sunnyvale, California. The lease term extends through July 2022, with renewal options for two, five-year periods. In conjunction with the execution of the lease agreement, a sublease was executed with the former lessee, to occupy approximately 15,000 square feet in the facility, under terms similar to the lease agreement.

We intend to maintain our existing operations and are evaluating opportunities to expand our business. Our ability to maintain existing operations will depend in part on our ability to continue to renew the leases in our markets on favorable terms and to maintain good working relationships with our landlords. While many of our leases provide two five-year renewal options with rent set at then-prevailing market rates, seven of our leases do not contain renewal options. Renewing these leases at favorable terms will be critical to continuing those operations in Los Angeles, Atlanta, and New York. Even those leases which contain renewal options do not assure long-term operations at those facilities.

As part of our focus on our top 10 markets, we have also exited certain markets that we deem not to be profitable. In connection with our exit from these cities and in other cities where we have experienced losses, we have incurred asset impairment and discontinuation charges. We presently intend to exit the Kansas City market in August 2007.

Recent Developments

In February 2007, we completed our initial public offering. Net proceeds to us, after underwriting discounts and commissions and other costs related to the offering, were $139.2 million. We used approximately $104.5 million of the proceeds from the offering to repay a significant portion of the amounts outstanding under our Credit Facility. We may use a portion of the remaining $34.8 million net proceeds to acquire or invest in businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, joint ventures or otherwise. However, we have no specific agreements with respect to such transactions.

In June 2007, we amended our existing Credit Facility to reduce the applicable margin rates associated with the borrowings to 3.00% per annum for Eurodollar Rate Loans and 2.00% per annum for Base Rate Loans. The amendment reduces our effective interest rate by 1%.

Key Components of our Results of Operations

Revenues

Our revenues consist of recurring and nonrecurring revenues. We generate recurring revenue from our colocation and network neutral interconnection services. We generate nonrecurring revenue from our TechSmart technical support services and installation services. We use several primary metrics to analyze our revenues and measure our performance. These metrics include: number of customers; cabinet equivalents billed; percentage of sales from existing versus new customers; number of cross connects between our customers; and utilization rates. Our ability to license our gross square footage within each facility is limited by the space required by our existing power and cooling infrastructure and by the customer requirements for power and cooling. Power and cooling requirements continue to grow on a per unit basis. We carefully monitor the power and cooling usage in each of our facilities and plan to continue to invest in our power and cooling infrastructure to maximize the amount of utilizable space of our facilities.

	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
Number of customers	821	832	851	857	871

Number of cross connects	16,991	17,417	17,755	18,194	18,775

Cabinets equivalents billed (1)	5,393	5,526	5,843	5,987	6,184

Utilization rate (2)	64%	64%	66%	67%	69%

	For the three months ended
	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
Percentage of incremental sales to existing customers	74%	74%	79%	88%	89%
Churn as a percentage of recurring revenue	1.2%	1.7%	0.9%	1.0%	0.8%
New Sales (In thousands):

Recurring revenue (3)	$915	$828	$847	$896	$975

Non-recurring revenue (4)	1,148	1,068	1,461	1,617	2,967

New Sales	$2,063	$1,896	$2,308	$2,513	$3,942

(1)	Cabinet equivalents billed is the sum of the actual cabinets billed in each facility plus the total cage square footage billed divided by 20.
(2)	The utilization rate is calculated as a percentage, the numerator of which is equal to the total space licensed to our customers and the denominator of which is equal to the total licensable space taking into account existing power and cooling constraints.

(3)	Recurring revenue represents new service agreements entered into by new and existing customers during the given quarter. Revenue from these agreements will recur monthly over the life of the agreement.
(4)	Non-recurring revenue represents the one-time installation fees associated with new service agreements. These one-time fees are billed to customers upon completion of the installation service and such revenue is recognized on a straight-line basis over the life of the agreement.

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

The following table presents our revenues and percentage of revenues for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in Thousands)	2006		2007		2006		2007
Revenues

Colocation	$15,792	58%	$20,344	61%	$31,233	58%	$39,261	61%

Interconnection	10,412	38%	11,179	34%	20,529	38%	22,095	34%

Recurring Total	$26,204	96%	$31,523	95%	$51,762	96%	$61,356	95%

Non-recurring	1,128	4%	1,754	5%	2,171	4%	3,391	5%

Total	$27,332	100%	$33,277	100%	$53,933	100%	$64,747	100%

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

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel related expenses for our sales and marketing employees, including wages, benefits, bonuses and commissions, travel, and the cost of marketing programs such as sales support, trade shows, corporate communications, promotional events and print advertising. We expect our sales and marketing expenses to increase in absolute dollars as we increase the headcount of our sales staff and increase our marketing and promotional efforts.

General and Administrative. General and administrative expenses include personnel related expenses as well as travel, rent and insurance expenses, and outside legal, accounting and consulting expenses. Personnel related expenses include wages, benefits and bonuses for our executive management as well as for our accounting, legal, facilities design and construction, information technology and human resources employees. We expect our general and administrative expenses to increase in absolute dollars as we incur additional costs associated with being a public company, including higher personnel, legal, insurance and financial reporting expenses as well as costs to comply with the Sarbanes-Oxley Act.

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

Results of Operations: Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

The following is a more detailed discussion of our financial condition and results of operations for the periods presented. The year-to-year comparison of financial results is not necessarily indicative of future results.

Revenues

	Three Months Ended June 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Revenues	$27,332	$33,277	22%	$5,945

Revenues increased by $5.9 million, or 22%, to $33.3 million for the three months ended June 30, 2007 compared to $27.3 million for the three months ended June 30, 2006. Recurring revenue increased by $5.3 million, from the sale of our services to new and existing customers and increased pricing. The recurring revenue increase consisted of increased colocation and interconnection revenue of $4.6 million, and $0.8 million, respectively. In addition, churn as measured by monthly recurring revenue was 0.8% for the three months ended June 30, 2007 as compared to 1.2% for the three months ended June 30, 2006. Non-recurring revenue increased by $0.6 million as a result of increased installation and technical support revenues.

Cost of Revenues, Exclusive of Depreciation and Amortization

	Three Months Ended June 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Cost of Revenues, exclusive of Depreciation and Amortization	$14,702	$17,349	18%	$2,647
As a percent of revenue	54%	52%

Cost of revenues increased by $2.7 million, or 18%, to $17.4 million for the three months ended June 30, 2007 compared to $14.7 million for the three months ended June 30, 2006. The increase was primarily due to increased personnel expenses of $1.1 million directly related to support our customer growth, which includes stock compensation expense of $0.4 million. Utilities increased by $1.0 million due to an increase in power used by our customers, primarily in our San Francisco Bay area and New York markets. General maintenance increased by $0.5 million due to normal, ongoing care of our facilities. Cost of revenues as a percentage of revenues was 54% and 52% for the three months ended June 30, 2006 and 2007, respectively.

Sales and Marketing

	Three Months Ended June 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Sales and Marketing	$2,975	$4,044	36%	$1,069
As a percent of revenue	11%	12%

Sales and marketing expenses increased by $1.1 million, or 36%, to $4.0 million for the three months ended June 30, 2007 compared to $3.0 million for the three months ended June 30, 2006. The increase was due to personnel related expenses primarily related to an increase in sales commissions and an increase in wage expense from additional headcount. Included in the increase is stock compensation expense of $0.3 million.

General and Administrative

	Three Months Ended June 30,		% Change	$ Change
	2006	2007
($ in Thousands)
General and Administrative	$2,767	$3,798	37%	$1,031
As a percent of revenue	10%	11%

General and administrative expenses increased by $1.0 million, or 37%, to $3.8 million for the three months ended June 30, 2007 compared to $2.8 million for the three months ended June 30, 2006. The increase was due to additional headcount and a $0.4 million increase in stock compensation expense.

Depreciation and Amortization

	Three Months Ended June 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Depreciation and Amortization	$5,709	$6,049	6%	$340
As a percent of revenue	21%	18%

Depreciation and amortization expenses increased by $0.3 million, or 6%, to $6.0 million for the three months ended June 30, 2007 as compared to $5.7 million for the three months ended June 30, 2006. The increase is primarily due to the expansion of a facility in the San Francisco Bay area.

Asset Impairment

	Three Months Ended June 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Asset Impairment	$1,789	$—	(100)%	$(1,789)
As a percent of revenue	7%	0%

Asset impairment expense decreased by $1.8 million for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. We evaluate the carrying value of our long-lived assets, consisting primarily of the assets in our colocation facilities, whenever certain events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant loss of customers within a facility, or significant reductions in projected future cash flows. As a result of our asset impairment analysis, we determined that assets in facilities located in Indianapolis, Chicago, and Dallas had become impaired in 2006.

Operating Income (Loss)

	Three Months Ended June 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Operating Income (Loss)	$(610)	$2,037	N/A	$2,647
As a percent of revenue	(2)%	6%

Operating income (loss) increased by $2.6 million to income of $2.0 million for the three months ended June 30, 2007 as compared to a loss of $0.6 million for the three months ended June 30, 2006. The increase is primarily related to the increase in revenue of $5.9 million from sales to new and existing customers and lower customer churn. In addition, the decrease in asset impairment expense of $1.8 million contributed to the increase in operating income. The increase in operating income was offset by increased expenses, including increases of $2.7 million, $1.1 million, and $1.0 million for cost of revenues, sales and marketing, and general and administrative, respectively.

Interest Expense and Interest Income

	Three Months Ended June 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Interest Expense	$3,066	$575	(81)%	$(2,491)
Interest Income	$28	$473	1589%	$445

Interest expense decreased by $2.5 million, or 81%, to $0.6 million for the three months ended June 30, 2007 compared to $3.1 million for the three months ended June 30, 2006. The decrease was due to a decrease in our average outstanding debt balance, which decreased from $144.9 million for the three months ended June 30, 2006 to $39.5 million for the three months ended June 30, 2007, as a result of extinguishing a portion of our debt with $104.7 million of the proceeds from our initial public offering.

The decrease in interest expense for the Credit Facility was enhanced by a change in the fair value of our interest rate swaps. We convert 100% of our outstanding debt to fixed interest rates through the use of these interest rate swaps. Our interest rate swaps have a notional value of approximately $45.7 million more than our outstanding debt. These instruments are marked to market value at the end of each quarter, with gains and losses treated as decreases or increases to interest expense. The change in value of the derivatives resulted in a decrease in interest expense by $0.3 million for the three months ended June 30, 2007. We are currently in a net receive position with these derivatives.

Interest income increased by $0.4 million for three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The increase is from interest earned from the higher cash balance comprised mostly of proceeds from our initial public offering.

Net Income (Loss)

	Three Months Ended June 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Net Income (loss)	$(3,515)	$1,963	N/A	$5,478

Net income (loss) increased by $5.5 million, to net income of $2.0 million for the three months ended June 30, 2007 compared to a net loss of $3.5 million for the three months ended June 30, 2006. The increase is primarily related to the increase in revenue of $5.9 million from sales to new and existing customers and lower customer churn. In addition, the decrease in asset impairment expense of $1.8 million and the decrease in interest expense of $2.5 million contributed to the increase in operating income. The increase in operating income was offset by increased expenses, including increases of $2.7 million, $1.1 million, and $1.0 million for cost of revenues, general and administrative, and sales and marketing, respectively.

Results of Operations: Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

The following is a more detailed discussion of our financial condition and results of operations for the periods presented. The year-to-year comparison of financial results is not necessarily indicative of future results.

Revenues

	Six Months Ended June 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Revenues	$53,933	$64,747	20%	$10,814

Revenues increased by $10.8 million, or 20%, to $64.8 million for the six months ended June 30, 2007 compared to $54.0 million for the six months ended June 30, 2006. Recurring revenue increased by $9.6 million, from the sale of our services to new and existing customers. The recurring revenue increase consisted of increased colocation and interconnection revenue of $8.0 million and $1.6 million, respectively. In addition, churn as measured by monthly recurring revenue was 1.0% for the six months ended June 30, 2007 compared to 1.6% for the six months ended June 30, 2006. Nonrecurring revenue increased by $1.2 million, primarily as a result of increased installation revenues.

Cost of Revenues, Exclusive of Depreciation and Amortization

	Six Months Ended June 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Cost of Revenues, exclusive of Depreciation and Amortization	$29,182	$33,846	16%	$4,664
As a percent of revenue	54%	52%

Cost of revenues increased by $4.7 million, or 16%, to $33.9 million for the six months ended June 30, 2007 compared to $29.2 million for the six months ended June 30, 2006. The increase was primarily due to increased personnel expenses of $1.8 million from additional headcount to support our customer growth, which includes stock compensation expense of $0.6 million. Utilities increased by $1.7 million due to an increase in power used by our customers, primarily in our San Francisco Bay area and New York markets. Rent expense increased by $0.7 million due to site expansion and lease renewals primarily in Seattle and Philadelphia. Cost of revenues as a percentage of revenues was 54% and 52% for the six months ended June 30, 2006 and 2007, respectively.

Sales and Marketing

	Six Months Ended June 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Sales and Marketing	$6,120	$7,861	28%	$1,741
As a percent of revenue	11%	12%

Sales and marketing expenses increased by $1.7 million, or 28%, to $7.9 million for the six months ended June 30, 2007 compared to $6.1 million for the six months ended June 30, 2006. The increase was due to personnel related expenses primarily related to an increase in sales commissions and an increase in wage expense from additional headcount. Stock compensation expense increased by $0.4 million.

General and Administrative

	Six Months Ended June 30,		% Change	$ Change
	2006	2007
($ in Thousands)
General and Administrative	$5,072	$7,682	51%	$2,610
As a percent of revenue	9%	12%

General and administrative expenses increased by $2.6 million, or 51%, to $7.7 million for the six months ended June 30, 2007 compared to $5.1 million for the six months ended June 30, 2006. Personnel expenses increased by $1.6 million, primarily due to increased headcount and a $0.9 million increase in stock compensation expense. Professional fees increased by $0.6 million primarily from legal fees associated with the West Palm Beach and Milwaukee lease litigation.

Depreciation and Amortization

	Six Months Ended June 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Depreciation and Amortization	$11,505	$12,212	6%	$707
As a percent of revenue	21%	19%

Depreciation and amortization expenses increased by $0.7 million, or 6%, to $12.2 million for the six months ended June 30, 2007 as compared to $11.5 million for the six months ended June 30, 2006. The increase is primarily due to the expansion of our facility in the San Francisco Bay area.

Lease Litigation Settlement

	Six Months Ended June 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Lease Litigation Settlement	$—	$2,600	N/A	$2,600
As a percent of revenue	0%	4%

Lease litigation settlement for the six months ended June 30, 2007 includes $2.5 million related to a lease in West Palm Beach and $0.1 million related to lease litigation in Milwaukee.

Asset Impairment

	Six Months Ended June 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Asset Impairment	$1,841	$—	(100)%	$(1,841)
As a percent of revenue	3%	0%

Asset impairment expense decreased by $1.8 million for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. We evaluate the carrying value of our long-lived assets, consisting primarily of the assets in our colocation facilities, whenever certain events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant loss of customers within a facility, or significant reductions in projected future cash flows. As a result of our asset impairment analysis, we determined that assets in facilities located in Indianapolis, Chicago, and Dallas had become impaired in 2006.

Operating Income

	Six Months Ended June 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Operating Income	$213	$546	156%	$333
As a percent of revenue	0%	1%

Operating income increased by $0.3 million, or 156%, to $0.5 million for the six months ended June 30, 2007 as compared to $0.2 million for the six months ended June 30, 2006. The increase is primarily related to an increase in revenue of $10.8 million from sales to new and existing customers and lower customer churn. In addition, the decrease in asset impairment expense of $1.8 million contributed to the increase in operating income. The increase in operating income was offset by increased expenses, including increases of $4.7 million, $2.6 million, $2.6 million, and $1.7 million for cost of revenues, lease litigation, general and administrative, and sales and marketing, respectively.

Interest Expense, Interest Income, and Loss from Debt Extinguishment

	Six Months Ended June 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Interest Expense	$5,835	$3,183	(45)%	$(2,652)
Interest Income	$51	$695	1263%	644
Loss from Debt Extinguishment	$—	$2,809	N/A	$2,809

Interest expense decreased by $2.6 million, or 45%, to $3.2 million for the six months ended June 30, 2007 compared to $5.8 million for the six months ended June 30, 2006. The decrease was due to a decrease in our average outstanding debt balance, which decreased from $144.9 million for the six months ended June 30, 2006 to $69.4 million for the six months ended June 30, 2007, as a result of extinguishing a portion of our debt with $104.7 million of the proceeds from our initial public offering. The $2.8 million of loss on debt extinguishment includes the write-off of $2.4 million of capitalized debt issuance costs and a $0.4 million prepayment fee.

The decrease in interest expense for the Credit Facility was enhanced by a change in the fair value of our interest rate swaps. We convert 100% of our outstanding debt to fixed interest rates through the use of these interest rate swaps. Our interest rate swaps have a notional value of approximately $45.7 million more than our outstanding debt. These instruments are marked to market at the end of each quarter, with gains and losses treated as decreases or increases to interest expense. The change in value of the derivatives resulted in an insignificant decrease in interest expense for the six months ended June 30, 2007, but the change in value for the sixth months ended June 30, 2006 resulted in a $1.4 million decrease in interest expense. We are currently in a net receive position with these derivatives.

Interest income increased by $0.6 million for three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The increase is from interest earned from the higher cash balance comprised mostly of proceeds from our initial public offering.

Income (Loss) from Discontinued Operations

	Six Months Ended June 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Income (Loss) from Discontinued Operations	$(359)	$207	N/A	$566

On February 28, 2007, the lease for a facility in Chicago expired and was not renewed. The results of operations of this facility through the date of disposition have been recorded as discontinued operations for all periods presented. The current period gain is due to the adjustment of deferred rent expense. Losses for the prior period primarily consist of accelerated depreciation expense.

Net Loss

	Six Months Ended June 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Net Loss	$(5,846)	$(4,669)	20%	$1,177

Net loss decreased by $1.2 million, or 20%, to $4.7 million for the six months ended June 30, 2007 compared to $5.9 million for the six months ended June 30, 2006. The decrease was primarily due to the increase of $10.8 million in revenue primarily from sales to new and existing customers, the decrease in asset impairment expense of $1.8 million and the decrease in interest expense of $2.6 million. These expenses were offset by the debt extinguishment loss of $2.8 million and lease litigation accruals of $2.6 million. Also contributing to the offset was an increase in cost of revenues of $4.7 million due to an increase in facility personnel, utilities, and rent expenses, an increase in general and administrative expenses of $2.6 million for higher professional fees and personnel expenses, and an increase in sales and marketing expenses of $1.7 million for personnel expenses.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended June 30,
	2006	2007
($ in Thousands)
Net cash provided by operating activities	$8,688	$15,703
Net cash used in investing activities	$(11,554)	$(13,767)
Net cash provided by (used in) financing activities	$(313)	$36,321

Sources and Uses of Cash. Historically, our principal sources of cash are our cash generated from our operating activities and the funds available to us under our Credit Facility. On February 13, 2007, we closed an initial public offering of our common stock consisting of 13,416,667 shares of common stock. Proceeds to us were $139.2 million, net of underwriting discounts and commissions and expenses of the offering. We used $104.7 million of the proceeds from the offering to repay a significant portion of the amounts outstanding under our Credit Facility. This partial repayment of our Credit Facility will significantly reduce our future interest expense. The remaining $34.8 million of net proceeds will be used for capital expenditures, for working capital and for other general corporate purposes. In addition, we may use a portion of the remaining proceeds to acquire or invest in businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, joint ventures or otherwise. We currently have no specific agreements or commitments.

Our capital expenditures during 2006 were approximately $21.4 million. We expect our 2007 capital expenditures to increase as we continue our expansion efforts. For the six months ended June 30, 2007 our capital expenditures were approximately $13.8 million. These investments will increase product availability in our markets which will enable us to increase revenue and potentially reduce our net losses. Once a market achieves positive cash flow from its operations, new revenues typically generate substantial cash flow at higher operating margins. While we expect that our cash flow from operations will continue to increase, we expect our cash flow used in investing activities, primarily as a result of our expected expansion efforts, will significantly increase and we expect cash flows used in investing activities to be greater than our cash flows generated from operating activities.

We believe we have sufficient cash to fund our operating requirements for the next 12 months from cash on hand, operations, and available debt capacity. Based on our anticipated capital expenditures and our evaluation of business opportunities and unanticipated events, our cash requirements may change and we may need additional cash .. If such needs arise, there can be no assurance that we would be successful in completing any of these activities or obtaining financing on terms that would be favorable to us.

Net Cash Provided by Operating Activities.

Net cash provided by operating activities for the six months ended June 30, 2007 was $15.7 million. This was attributable to a net loss of $4.7 million and depreciation, amortization and other non-cash charges of $17.7 million. Also effecting net cash provided by operating activities was a decrease in receivables and operating assets of $0.1 million, and an increase in liabilities of $3.0 million primarily due to normal timing differences in our operating cycle.

Net cash provided by operating activities for the six months ended June 30, 2006 was $8.7 million. This was attributable to a net loss of $5.8 million, depreciation, amortization and other non-cash charges of $14.3 million and cash used by net operating assets and liabilities of $0.2 million.

Net Cash Used in Investing Activities.

Net cash used in investing activities for the six months ended June 30, 2007 was $13.8 million compared to $11.6 million for the six months ended June 30, 2006. Cash used in investing activities in 2007 was primarily for capital expenditures for the installation of additional power and cooling equipment and customer installations. Cash used in investing activities in 2006 was primarily for capital expenditures relating to the expansion of our Palo Alto facility and the installation of additional power and cooling equipment in several of our top 10 markets.

Net Cash Provided by (Used in) Financing Activities.

Net cash provided by financing activities for the six months ended June 30, 2007 was $36.3 million compared to net cash used in financing activities of $(0.3) million for the six months ended June 30, 2006. The cash provided from financing activities in 2007 was primarily from our initial public offering, net of payment of debt of $104.8 million. The cash used in financing activities in 2006 was primarily for scheduled principal payments of our outstanding debt.

Debt Obligations

As of December 31, 2006, $24.3 million in principal was outstanding under the Term Loan A Facility, $74.8 million in principal was outstanding under the Term Loan B Facility, and $45.0 million in principal was outstanding under the Second Lien Credit Facility. As of December 31, 2006, no debt was outstanding under our Revolving Loan Facility.

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

On June 20, 2007, we amended our existing Credit Facility to reduce the applicable margin rates associated with the borrowings to 3.00% per annum for Eurodollar Rate Loans and 2.00% per annum for Base Rate Loans. The amendment reduces our effective interest rate by 1%.

As of June 30, 2007, we have $39.3 million in principal outstanding under the Credit Facility.

The Credit Facility is secured by the stock and assets of our subsidiaries. We pay interest on borrowings under the Credit Facility at either a base rate or a Eurodollar rate, at our option. Any base rate interest we pay is equal to the greater of the administrative agent’s prime rate or 0.50% above the federal funds rate, plus a spread of 2.00% for loans made under the Term Loan B Facility. Any Eurodollar rate interest we pay is based on the one, two, three, or six month Eurodollar rate plus a spread of 3.00% for loans made under the Term Loan B Facility. The interest spread, if applicable, is determined by our consolidated leverage ratio. We also pay an unused commitment fee equal to 0.50% per annum on the average daily unused portion of the Revolving Loan Facility.

All borrowings under the Term Loan B Facility occurred on October 13, 2005. Borrowings are available under the Revolving Loan Facility until October 13, 2010. Repayments of principal under the Term Loan B Facility are due in scheduled quarterly installments of varying percentages, with all remaining amounts due and payable on October 13, 2011. All outstanding amounts under the Revolving Loan Facility will be due and payable on October 13, 2010. The Credit Facility requires compliance with a consolidated leverage ratio covenant. The First Lien Credit Facility also requires compliance with several additional financial covenants, including a first lien consolidated leverage ratio, a consolidated interest coverage ratio, and a consolidated fixed charge coverage ratio.

The Credit Facility also requires compliance with certain operating covenants, which limit, among other things, our incurrence of additional indebtedness and our ability to make dividend payments. We were in compliance with the covenants of the Credit Facility as of December 31, 2006 and June 30, 2007, and expect to be in compliance for at least the next 12 months.

Contractual Obligations

The following table summarizes, as of June 30, 2007, our minimum payments for long term debt and other obligations for the next five years and thereafter:

	Total	Remainder of 2007	2008 and 2009	2010 and 2011	Thereafter
(in thousands)
Long term debt	$39,314	$1,125	$8,438	$29,751	$—
Interest expense *	9,694	1,639	5,805	2,250	—
Operating lease obligations	168,097	10,793	41,702	30,941	84,661

Total contractual obligations	$217,105	$13,557	$55,945	$62,942	$84,661

*	The interest expense forecast is based on 1-year LIBOR of 5.40% as of June 30, 2007. Interest expense was calculated by multiplying the outstanding balance by the interest rate for the given time period.

Off Balance Sheet Arrangements

As of December 31, 2006 and June 30, 2007 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off balance sheet arrangements.

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

Prior to the adoption of FAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as allowed under Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation , and we continue to apply APB 25 for options granted prior to January 1, 2006. Stock-based awards to non-employees are accounted for under the provisions of Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service .

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes . FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 has had no impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. We are currently in the process of evaluating the impact that the adoption of FAS 157 may have on our financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 . This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157, Fair Value Measurements. The Company is in the process of assessing the impact of adoption of this Statement.

Item 3: Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are required by our Credit Facility to hedge the interest rate risk on our debt. After the repayment of $104.5 million of our Credit Facility on February 14, 2007, and the scheduled principal payments of $0.4 million during the first two quarters of 2007, the floating interest rate on the debt of $39.5 million is swapped to fixed rate through interest rate swap derivatives, thus significantly minimizing interest rate risk. In March 2005, we entered into an interest rate swap agreement on a notional amount of $15 million with a commencement date of July 2006 and a maturity date of July 2007. If the three-month LIBOR rate is lower than 4.48%, we will make cash payments at a rate of 4.48%. If the three month LIBOR rate is higher than 4.48%, we will receive cash payments for the difference between actual three month LIBOR and 4.48%. In November 2005, we entered into an interest rate swap agreement on a notional amount of $70.0 million with a commencement date of February 2006 and maturity date of February 2009. If the three-month LIBOR rate is lower than 4.758%, we will make cash payments at a rate of 4.758%. If the three month LIBOR rate is higher than 4.758%, we will receive cash payments for the difference between actual three month LIBOR and 4.758%. This swap required no upfront payment.

As of June 30, 2007, the three-month LIBOR rate is 5.36%, which is higher than our contracted rate. A 10% increase or decrease in the current LIBOR rate would not change our current net receive position. We will receive cash payments at the end of each quarter unless LIBOR decreases below the contracted LIBOR rates.

Foreign Currency Risk

We have a facility located in Toronto, Canada. We primarily receive payment for services provided at this facility in Canadian currency and primarily pay the direct expenses of our Toronto facility in Canadian currency, which mitigates our exposure to currency exchange rate risk. We have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. dollar relative to Canadian currency, would have an insignificant effect on our financial position, results of operations and cash flows. We do not maintain any derivative instruments to mitigate the exposure to translation and transaction risk. Our foreign exchange transaction gains and losses are included in our results of operations, and were not material for all periods presented.

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

PART II—OTHER INFORMATION

Item 1: Legal Proceedings

In May 2002, Joseph H. Suppers, Jr. filed suit in the Circuit Court of the Fifteenth Judicial District Palm Beach County, Florida against our subsidiary, Switch & Data FL Four LLC, certain other of our subsidiaries and us. In addition to claims of breach of a lease in connection with a lease entered into for a colocation facility in West Palm Beach, Florida, the complaint alleged fraudulent misrepresentation. Plaintiffs were seeking damages of approximately $29.7 million. On April 26, 2007, in exchange for a full settlement agreement and the execution of mutual full and general releases of all claims which were raised or could have been raised in the referenced matter, Switch & Data Facilities Company, Inc. agreed to pay Plaintiffs the sum of $3.0 million. Such amount has been paid and the case dismissed with prejudice.

On May 31, 2006, we and our predecessor, Switch & Data Facilities Company, LLC, were served with a lawsuit alleging our failure to execute a lease in October 2000 for a building in Milwaukee, Wisconsin. Plaintiffs are claiming the rent and associated lease charges due for the entire ten year term of the lease of $3.7 million. Plaintiffs are also claiming approximately $0.8 million loss on the sale of the building and approximately $0.2 million for attorney’s fees. Management believes there is a range of likely outcomes and has accrued an amount at the low end of the range in accordance with Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company has accrued $0.1 million as of June 30, 2007. In the event of a settlement or trial, the ultimate expense to the Company may be materially different than the amount accrued.

Two of our predecessor’s stockholders filed a lawsuit against us in a Delaware state court on January 29, 2007. This lawsuit seeks a declaratory judgment that those of our predecessor’s stockholders who did not sign our predecessor’s fourth amended and restated investors agreement are entitled to appraisal rights with respect to the merger that was part of our reorganization. It also sought a preliminary injunction against our reorganization and our initial public offering until the appraisal rights issue was resolved. The plaintiffs sought expedited proceedings to present their request for the preliminary injunction. On February 2, 2007, the Delaware court denied the plaintiff’s motion for expedited proceedings. This denial was based upon our agreement that the plaintiffs, and any other holder of our predecessor’s capital stock who has not signed our predecessor’s fourth amended and restated investors agreement, may participate in the offering as a selling stockholder and not waive any right to an appraisal remedy (if any such right exists), even if such stockholder has previously consented in writing to the reorganization. As of June 30, 2007, although the motion to expedite has been denied, thereby mooting the motion for preliminary injunction, the lawsuit remained outstanding. As of June 30, 2007, all but a single common stockholder of our predecessor, who owns no shares of our common stock, had officially abandoned their claims to appraisal rights. The Company believes the outcome of such claims will not materially effect the financial position, results of operations or liquidity of the Company.

In addition to the matters described above, we are presently involved in various legal proceedings arising in the ordinary course of our business operations, based on information currently available to us, we believe will not materially adversely affect our financial position or results of operations.

Item 1a: Risk Factors

Set forth below are the material changes and updates from the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2006. This discussion contains certain forward-looking statements regarding various matters. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to differ from those expressed or implied in the statements. Also, additional risks and uncertainties of which we are unaware, or that are currently deemed immaterial by us, may become important factors that affect us.

Risks Related to our Business

We have incurred substantial losses in the past and may continue to incur losses in the future.

For the years ended December 31, 2005 and 2006, and the six months ended June 30, 2007, we incurred net losses of approximately $11.3 million, $11.7 million and $4.7 million, respectively. Until 2003, we did not generate cash from operations, and until the three month period ended June 30, 2007, we did not report net income. As of June 30, 2007, we had an accumulated deficit of $221 million. Given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We have been sued by several landlords for breaches of our lease agreements. An adverse determination in any of these proceedings could result in significant liabilities.

We have two cases with respect to disputes arising out of alleged breaches of our abandoned lease agreements. One of these is a suit filed in Milwaukee, Wisconsin in May 2006, the plaintiff is seeking damages of $4.4 million consisting of alleged lost rents, losses on the sale of the building and attorneys fees. The second suit was filed in New Orleans, Louisiana in October 2001, involves a plaintiff that is seeking damages of approximately $3.2 million consisting of alleged lost rent, restorative expenses and lease commission. In the past, we have experienced adverse outcomes in litigation proceedings arising out of similar facts, and we have settled similar disputes for significant sums. The potential liabilities resulting from these claims may not be covered by our insurance policies or may be disputed by our insurers. Moreover, even if the claims brought against us are unsuccessful or without merit, the cost of defending these suits may result in a material adverse effect on our liquidity.

We have debt obligations which include restrictive covenants that limit our flexibility to manage our business; failure to comply with these covenants could trigger an acceleration of our outstanding indebtedness.

As of June 30, 2007, outstanding indebtedness under our Credit Facility was approximately $39.3 million. Our Credit Facility requires that we maintain specific financial ratios and comply with covenants, including various financial covenants, which contain numerous restrictions on our ability to incur additional debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements. We have in the past violated certain covenants under our Credit Facility, including several violations during 2006 that were subsequently waived by our lenders pursuant to an amendment to the Credit facility. A default, if not waived by our lenders, could result in the acceleration of outstanding indebtedness and cause our debt to become immediately due and payable. If we are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, we will have to refinance such obligations, or otherwise we will not be able to repay our debt. If new financing is made available, its terms may not be favorable to us and our business may be adversely affected.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to the Vote of Security Holders

The Annual Meeting of our Stockholders was held on June 19, 2007 in Tampa, Florida.

William Luby and Kathleen Earley are Class I directors. At the annual meeting of stockholders in 2007, the term of office of the Class I directors expired and Class I directors were elected for a full term of three years. The results of such election are presented in the table below.

	Votes For	Vote Withheld
William Luby	28,089,350	313,418
Kathleen Earley	28,093,472	309,296

George Kelly and Arthur Matin continue on as Class II directors. At the annual meeting of stockholders in 2008, the term of office of the Class II directors shall expire and Class II directors shall be elected for a full term of three years. Keith Olsen and M. Alex White continue on as Class III directors. At the annual meeting of stockholders in 2009, the term of office of the Class III directors shall expire and Class III directors shall be elected for a full term of three years. At each succeeding annual meeting of stockholders, directors shall be elected for a full term of three years to succeed the directors of the class whose terms expire at such annual meeting.

The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The table below presents the voting results:

	Votes For	Votes Against	Votes Abstain	Broker Non-Vote
Ratification of independent registered public accounting firm	28,146,550	251,593	4,624	—

Item 5: Other Information

On August 10, 2007, Switch and Data CA Eleven, LLC, a wholly owned subsidiary of the Company, entered into lease agreement for a 42,000 square foot facility located at 444 Toyama Drive, Sunnyvale, California. The lease commences on August 10, 2007, expires on July 31, 2022, and includes renewal options for two additional, consecutive periods of five years. The facility will be operated in a manner consistent with existing facilities. In conjunction with this lease agreement, approximately 15,000 square feet was subleased to the former lessee under terms similar to that of the lease.

Item 6: Exhibits

Exhibit Number	Description of Document	Incorporated By Reference	Form Date	Filed Herein
2.1	Agreement and Plan of Merger, dated January 24, 2007, between Switch and Data, Inc. and Switch & Data Facilities Company, Inc.	S-1	9/27/06

3.1	Amended Certificate of Incorporation	S-8 Exhibit 4.2	3/14/07

3.2	Amended and Restated By-Laws	S-8 Exhibit 4.3	3/14/07

3.3	Form of Certificate of Merger	S-1	9/27/06

4.1	Form of Specimen Common Stock Certificate	S-1	9/27/06

4.2	Fifth Amended and Restated Investors Agreement	S-8 Exhibit 4.4	3/14/07

10.1	Employment Agreement, dated February 16, 2004, between Switch & Data Facilities Company, Inc. and Keith Olsen	S-1	9/27/06

10.2	Employment Agreement, dated June 16, 2004, effective as of June 14, 2004, between Switch & Data Facilities Company, Inc. and George Pollock, Jr.	S-1	9/27/06

10.3	Employment Agreement, dated July 21, 2004, between Switch & Data Facilities Company, Inc. and Ernest Sampera	S-1	9/27/06

10.4	Employment Agreement, effective as of July 1, 2006, between Switch and Data Management Company LLC and William Roach	S-1	9/27/06

10.5	Offer Letter, dated August 8, 2005, between Switch and Data Management Company LLC and Ali Marashi	S-1	9/27/06

10.6	Third Amended and Restated Credit Agreement, dated as of October 13, 2005, among Switch & Data Holdings, Inc., as the Borrower, the institutions party thereto from time to time as Lenders, as the Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents, and Deutsche Bank Securities, Inc. and BNP Paribas, as Joint Lead Arrangers	S-1	9/27/06

10.7	First Amendment to Third Amended and Restated Credit Agreement, dated as of April 28, 2006, among Switch & Data Holdings, Inc., as the Borrower, the institutions party thereto from time to time as Lenders, as the Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents	S-1	9/27/06

Exhibit Number	Description of Document	Incorporated By Reference	Form Date	Filed Herein
10.8	Credit Agreement, dated as of October 13, 2005, among Switch & Data Holdings, Inc., as the Borrower, the institutions party thereto from time to time as Lenders, as the Term Loan Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents, and Deutsche Bank Securities, Inc. and BNP Paribas, as Joint Lead Arrangers	S-1	9/27/06

10.9	2007 Stock Incentive Plan	S-1	9/27/06

10.10	Agreement of Lease with 111 Eighth Avenue LLC, dated as of June 30, 1998	S-1	9/27/06

10.11	First Amendment of Lease with 111 Eighth Avenue LLC, dated as of August 3, 2005	S-1	9/27/06

10.12	Sublease with Global Crossing Telecommunications, Inc., dated as of November 21, 2005	S-1	9/27/06

10.13	First Amendment to Sublease with Global Crossing Telecommunications, Inc., dated as of May 4, 2006	S-1	9/27/06

10.14	Second Amendment to Sublease with Global Crossing Telecommunications, Inc., dated as of August 10, 2006	S-1	9/27/06

10.15	Sublease Agreement with Abovenet Communications, Inc., dated as of March 13, 2003	S-1	9/27/06

10.16	Lease with 529 Bryant Street Partners, LLC, dated as of January 31, 2005	S-1	9/27/06

10.17	Amendment to Lease with 529 Bryant Street Partners, LLC, dated as of January 31, 2005	S-1	9/27/06

10.18	Waiver and Second Amendment to Third Amended and Restated Credit Agreement, dated as of November 27, 2006, among Switch & Data Holdings, Inc., as the Borrower, the institutions party thereto from time to time as Lenders, as the Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, and CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents	S-1	9/27/06

10.19	Limited Waiver and Third Amendment to Third Amended and Restated Credit Agreement, dated as of January 24, 2007, among Switch & Data Holdings, Inc., as the Borrower, the financial institutions from time to time party to the Credit Agreement, as the Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, and CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents	S-1	9/27/06

10.20	Form of Nonqualified Stock Option Agreement	10-K	12/31/06

10.21	Form of Incentive Stock Option Agreement	10-K	12/31/06

10.22	Fourth Amendment to Third Amended and Restated Credit Agreement, dated June 20, 2007	8-K Exhibit 10.1	6/20/07

10.23	Fifth Amendment to Third Amended and Restated Credit Agreement, dated June 20, 2007	8-K Exhibit 10.2	6/20/07

Exhibit Number	Description of Document	Incorporated By Reference	Form Date	Filed Herein
21.1	Subsidiaries of the Registrant	S-1	9/27/06

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Switch & Data Facilities Company, Inc. Registrant

Date: August 13, 2007	By:	/s/ KEITH OLSEN
Keith Olsen President, Chief Executive Officer and Director

Date: August 13, 2007	By:	/s/ GEORGE POLLOCK, JR.
George Pollock, Jr. Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002