Form 10-Q
period 2007-09-30
Switch & Data Facilities Company, Inc.
filed 2007-11-14
CIK 1371011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

The number of shares outstanding of the registrant’s Common Stock as of September 30, 2007 was 33,907,408.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2006	September 30, 2007
Assets
Current assets
Cash and cash equivalents	$3,671	$45,862
Accounts receivable, net of allowance for bad debts of $777 and $321, respectively	7,516	7,039
Prepaids and other assets	1,219	2,129

Total current assets	12,406	55,030
Property and equipment, net	65,947	95,870
Derivative asset	560	—
Goodwill	36,023	36,023
Other intangible assets, net	29,936	25,084
Other long-term assets, net	7,184	2,538

Total assets	$152,056	$214,545

Liabilities, Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$13,049	$15,183
Current portion of unearned revenue	2,054	3,364
Current portion of deferred rent	368	323
Current portion of customer security deposits	790	943
Current portion of long-term debt	4,125	3,750

Total current liabilities	20,386	23,563
Derivative liability	—	58
Unearned revenue, less current portion	951	1,413
Deferred rent, less current portion	10,549	12,099
Customer security deposits, less current portion	285	101
Long-term debt, less current portion	140,031	35,376
Capital lease obligation	—	21,995

Total liabilities	172,202	94,605
Series C Redeemable Preferred stock, $0.0001 par value, 32,609 shares authorized, issued, and outstanding, with a 12.5% cumulative preference, $40,456 liquidation preference at December 31, 2006. No shares issued and outstanding as of September 30, 2007	14,376	—
Series B Convertible Preferred stock, $0.0001 par value, 22,100 shares authorized, issued, and outstanding, with a 8.0% cumulative preference, $179,798 liquidation preference at December 31, 2006. No shares issued and outstanding as of September 30, 2007	179,798	—

Commitments and contingencies (see note 10)
Stockholders’ equity (deficit)
Common stock (Successor), $0.0001 par value, authorized 200,000 shares; no shares issued and outstanding as of December 31, 2006, and 33,908 shares issued and outstanding as of September 30, 2007	—	3
Preferred stock (Successor), $0.0001 par value, authorized 25,000 shares; no shares issued and outstanding	—	—
Common stock (Predecessor), $0.0001 par value, authorized 50,000 shares; 42,295 shares issued and outstanding as of December 31, 2006, and no shares issued and outstanding as of September 30, 2007	4	—
Series B common stock, $0.0001 par value, authorized 65,217 shares; 65,217 shares issued and outstanding as of December 31, 2006, and no shares issued and outstanding as of September 30, 2007	7	—
Special Junior stock, $0.0001 par value, authorized 6,902 shares; 1,191 shares issued and outstanding as of December 31, 2006, and no shares issued and outstanding as of September 30, 2007	—	—
Series D-1 Preferred stock, $0.0001 par value, authorized 325 shares; 325 shares issued and outstanding as of December 31, 2006, and no shares issued and outstanding as of September 30, 2007	—	—
Series D-2 Preferred stock, $0.0001 par value, authorized 3,250 shares; 212 shares issued and outstanding as of December 31, 2006, and no shares issued and outstanding as of September 30, 2007	5	—
Unearned stock compensation	(137)	(38)
Additional paid-in capital	—	338,060
Accumulated deficit	(214,971)	(219,972)
Accumulated other comprehensive income	772	1,887

Total stockholders’ equity (deficit)	(214,320)	119,940

Total liabilities, preferred stock, and stockholders’ equity (deficit)	$152,056	$214,545

The accompanying notes are an integral part of these consolidated financial statements.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2007	2006	2007
Revenues	$28,193	$35,432	$81,952	$100,033
Costs and operating expenses
Cost of revenues, exclusive of depreciation and amortization	15,804	18,709	44,562	52,506
Sales and marketing	3,106	3,841	9,227	11,703
General and administrative	2,835	3,715	7,907	11,397
Depreciation and amortization	5,861	6,412	17,366	18,624
Lease litigation settlement	—	—	—	2,600
Asset impairment	—	—	1,841	—

Total costs and operating expenses	27,606	32,677	80,903	96,830

Operating income	587	2,755	1,049	3,203
Interest income	21	534	71	1,229
Interest expense	(4,929)	(1,702)	(10,764)	(4,885)
Loss on debt extinguishment	—	—	—	(2,809)
Other income (expense), net	11	(163)	(60)	(276)

Income (loss) from continuing operations before income taxes	(4,310)	1,424	(9,704)	(3,538)
Benefit (provision) for income taxes	115	(106)	56	(118)

Income (loss) from continuing operations	(4,195)	1,318	(9,648)	(3,656)
Income (loss) from discontinued operations	(19)	84	(411)	389

Net income (loss)	(4,214)	1,402	(10,059)	(3,267)
Preferred stock accretions and dividends	(3,476)	—	(10,054)	(227,522)

Net income (loss), attributable to common stockholders	$(7,690)	$1,402	$(20,113)	$(230,789)

Income (loss) per share—basic
Continuing operations attributable to common stockholders	$(0.07)	$0.04	$(0.19)	$(5.24)
Discontinued operations	(0.00)	0.00	(0.00)	0.01

Net income (loss) attributable to common stockholders	$(0.07)	$0.04	$(0.19)	$(5.23)

Weighted average shares outstanding	107,513	33,893	107,554	44,112

Income (loss) per share—diluted
Continuing operations attributable to common stockholders	$(0.07)	$0.04	$(0.19)	$(5.24)
Discontinued operations	(0.00)	0.00	(0.00)	0.01

Net income (loss) attributable to common stockholders	$(0.07)	$0.04	$(0.19)	$(5.23)

Weighted average shares outstanding	107,513	34,787	107,554	44,112

The accompanying notes are an integral part of these consolidated financial statements.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Common Stock (Successor)		Common Stock (Predecessor)		Series B Common Stock		Special Junior Stock		Series D-1 and D-2 Preferred Stock		Additional Paid-In Capital	Unearned Stock Comp -ensation	Accum- ulated Other Comp -rehensive Income	Accum -ulated Deficit	Total Stock- holders Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2006	—	$—	42,295	$4	65,217	$7	1,191	$—	537	$5	$—	$(137)	$772	$(214,971)	$(214,320)
Accretion of Series B convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,734)	(1,734)
Issuance of common shares	101	0	—	—	—	—	—	—	—	—	1	—	—	—	1
Initial public offering	9,000	1	—	—	—	—	—	—	—	—	139,199	—	—	—	139,200
Reorganization	24,807	2	(42,295)	(4)	(65,217)	(7)	(1,191)	—	(537)	(5)	195,921	—	—	—	195,907
Stock compensation	—	—	—	—	—	—	—	—	—	—	2,939	99	—	—	3,038
Other comprehensive loss
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,267)	(3,267)
Currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	1,115	—	1,115

Other comprehensive loss															(2,152)

Balance as of September 30, 2007	33,908	$3	—	$—	—	$—	—	$—	—	$—	$338,060	$(38)	$1,887	$(219,972)	$119,940

The accompanying notes are an integral part of these consolidated financial statements.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(10,059)	$(3,267)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	11,379	13,166
Amortization of debt issuance costs	630	331
Amortization of other intangible assets	6,000	5,447
Loss on debt extinguishment	—	2,359
Stock compensation expense	202	3,038
Provision for bad debts, net of recoveries	889	(160)
Deferred rent	1,376	1,387
Change in fair value of derivative	(431)	618
Asset impairment	2,193	—
Loss on disposal of fixed assets	181	3
Changes in operating assets and liabilities, net of acquired amounts
(Increase) decrease in accounts receivable	(1,943)	727
Increase in prepaids and other assets	(393)	(900)
Decrease in other long term assets	12	(7)
Increase in accounts payable, accrued expenses, and other liabilities	613	1,794
Increase in unearned revenue	672	1,638

Net cash provided by operating activities	11,321	26,174

Cash flows from investing activities:
Purchase of property and equipment	(17,006)	(20,168)
Proceeds from sale of property and equipment	236	1

Net cash used in investing activities	(16,770)	(20,167)

Cash flows from financing activities:
Principal payments under long-term debt	(188)	(105,030)
Principal payments under capital lease	—	(123)
Proceeds from issuance and sale of Series D Redeemable and Series D-1 Preferred stock, net of issuance costs	3	—
Proceeds from exercise of stock options	—	1
Public offering costs	(636)	(1,072)
Proceeds from initial public offering, net of commissions	—	142,290
Debt issuance and amendment costs	(137)	(55)

Net cash provided by (used in) financing activities	(958)	36,011

Net increase (decrease) in cash and cash equivalents	(6,407)	42,018
Effect of exchange rate changes on cash	17	173
Cash and cash equivalents:
Beginning of the period	10,417	3,671

End of the period	$4,027	$45,862

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,019	$4,704
Cash paid for taxes	$14	$195
Cash paid for pre-payment penalty on long-term debt	$—	$450

Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$1,993	$2,494
Public offering costs included in accounts payable and accrued expenses	$1,042	$—
Asset acquired and obligation incurred under capital lease (see Notes 3 and 5)	$—	$22,119

The accompanying notes are an integral part of these consolidated financial statements.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

1. Organization

Description of Business

Switch & Data Facilities Company, Inc. is a leading provider of network neutral interconnection and colocation services primarily to Internet dependent businesses including telecommunications carriers, Internet service providers, and online content providers.

On February 8, 2007, the Company commenced its initial public offering of common stock consisting of 13,417 shares. Of these shares, 9,000 were newly issued shares sold by the Company and 4,417 were existing shares sold by the selling stockholders.

Proceeds to the Company were $139,199, net of offering expenses, including underwriting discounts and commissions. Of these proceeds, $104,655 was used to repay a portion of the long term debt.

On February 13, 2007, the Company completed its initial public offering and reorganization. Switch & Data Facilities Company, Inc. (the “Predecessor”), who was the parent holding company that owned all of the entities through which business was operated, was merged into a newly formed, wholly owned Delaware corporation named Switch and Data, Inc (the “Successor”). The merger was accounted for as a combination of entities under common control where assets and liabilities of the Predecessor were transferred to the Successor using historical carrying values, and income and expenses were recorded in a manner similar to that in a pooling of interest. Pursuant to the reorganization, 55,252 preferred shares of the Predecessor were exchanged for 24,807 common shares of the Successor. The newly issued common stock was recorded at fair market value. The difference in the carrying value of such preferred shares and the fair market value of the newly issued common shares was $225,788, which was accounted for as a deemed dividend to the preferred stockholders, reducing the net income (loss) attributable to common stockholders. The Successor immediately changed its name to Switch & Data Facilities Company, Inc. after the merger.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Switch & Data Facilities Company, Inc. (the “Company”) and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2007. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Goodwill, Intangible Assets, and Other Long-Term Assets

Goodwill represents the purchase price, including acquisition related costs, in excess of the fair values of identifiable tangible and intangible acquired assets and liabilities in business combinations accounted for as purchases. The Company accounts for its goodwill and other intangible assets under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under FAS 142 goodwill is not amortized, but it is tested for impairment at least annually. Each year, during the third quarter, the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of each facility using the present value of future cash flows approach. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the facility in the first step less the fair values of all other net tangible and intangible assets of the facility. If the carrying amount of the goodwill

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill. Goodwill of a facility is also tested for impairment, between annual tests, if an event occurs or circumstances change that would more likely than not reduce the fair value of a facility below its carrying value. The Company completed its review of goodwill reported for each facility as of September 30, 2007, and no impairment was recorded.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions for stock-based compensation required by Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“FAS 123R”). The Company is required to utilize the prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of FAS 123R, stock-based compensation expense is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. As of September 30, 2007, there was $12,305 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans accounted for under FAS 123R. These costs are to be recognized ratably over a four year period. The Company recorded $1,037 and $2,939 of compensation expense for the three months and nine months ended September 30, 2007.

The Company currently uses the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of fair value for stock-based payment awards is based on a number of assumptions. These assumptions include the expected term of the options, a risk-free interest rate, expected dividend yields, and stock price volatility. If factors change and the Company employs different assumptions for estimating stock-based compensation expense or if it decides to use a different valuation model, the expense in future periods may differ significantly from what the Company has recorded in the current period, which could have a material impact on the consolidated financial statements.

For options granted during the nine months ended September 30, 2007, the fair value of each option grant was based on the Black-Scholes option-pricing model with the following assumptions:

	For the nine months ended September 30, 2007
	Options to non- employee directors vesting immediately	Options vesting 25% annually for four years
Expected term of the options	5.00 years	6.25 years
Risk-free interest rate	4.70%	4.67%
Expected stock price volatility	81.17%	99.55%
Expected dividend yield	None	None

The Company estimates the expected term of options granted by taking the weighted average of the vesting period and the contractual term of the option, as illustrated in Staff Accounting Bulletin No. 107 Share-Based Payment (“SAB 107”). The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on its equity awards. As a new public company without historical common stock prices for a period equal to the expected option term, the Company estimates the future stock price volatility of its common stock by using the historical volatility of similar companies. The Company believes such an approach best represents its future volatility in accordance with SAB 107. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in its option-pricing model.

The estimated fair value of stock options granted to non-employee directors vesting immediately and options vesting annually for four years was $11.52 and $13.88 per share, respectively.

Prior to the adoption of FAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

(“APB 25”), as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). The total intrinsic value of such stock options exercised during the three months and nine months ended September 30, 2007 was $343 and $1,765, respectively. As of September 30, 2007, there was $38 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock based compensation plans accounted for under APB 25. Such cost will be recognized over a period of less than one year.

Stock-based awards to non-employees are accounted for under the provisions of Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Preferred Stock

The Company previously issued various classes of preferred stock. The carrying value of the Series B Convertible Preferred stock was increased by periodic accretions so that the carrying amounts would equal the redemption amount at the redemption date, which was determined pursuant to various agreements underlying the Company’s share issuances. The accreted amounts were recorded to additional paid-in capital or accumulated deficit. For the Series C Redeemable Preferred stock, the Company did not periodically accrete the cumulative dividends on these shares since the Series C Redeemable Preferred stock did not become redeemable until a liquidation event occurred, which was the initial public offering. All remaining Series C Redeemable Preferred shares and Series B Convertible Preferred shares were converted to common stock as part of the reorganization.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) presents a measure of all changes in stockholders’ equity except for changes resulting from transactions with stockholders in their capacity as stockholders. Other comprehensive income (loss), which is presented in the accompanying Consolidated Statement of Stockholders’ Equity (Deficit), consists of net income (loss) and currency translation adjustments as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2007	2006	2007
Net income (loss)	$(4,214)	$1,402	$(10,059)	$(3,267)
Currency translation adjustments	40	481	324	1,115

Other comprehensive income (loss)	$(4,174)	$1,883	$(9,735)	$(2,152)

The Company’s foreign operations use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Leases

The Company leases space for its colocation facilities. Such leases are recorded as capital or operating leases in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases (“FAS 13”) and related literature.

The asset held under capital lease and related obligation are recorded at the lesser of the present value of aggregate future minimum lease payments or the fair value of the asset held under capital lease. The asset is amortized over the shorter of the lease term or the estimated useful life.

Lease expense for the Company’s real estate operating leases, which generally have escalating lease payments over the term of the lease, is recorded on a straight-line basis over the lease term, as defined in FAS 13. Certain leases include renewal options that, at the inception of the lease, are considered reasonably assured of being renewed. The lease term begins when the Company controls the leased property, which is typically before lease payments are due under the terms of the lease. The difference between the expense recorded in the consolidated statements of operations and the amount paid is recorded as deferred rent and is included in the consolidated balance sheets.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) approved Emerging Issues Task Force Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenue and costs) or a net (excluded from revenue and costs) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The Company has historically presented taxes collected on a net basis.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 has had no impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently in the process of evaluating the impact the adoption of FAS 157 may have on its financial position, results of operations, and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“FAS 159”). This Statement permits entities to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157. The Company is currently in the process of evaluating the impact the adoption of FAS 159 may have on its financial position, results of operations, and cash flows.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

3. Property and Equipment, Net

In August 2007, the Company recorded a capital lease asset of $22,119 for a facility in Sunnyvale, California. Depreciation of the asset totaled $147 for the three months ended September 30, 2007.

4. Other Long-Term Assets, Net

Included in other long-term assets, net, on the Consolidated Balance Sheets are debt issuance costs, net, of $3,600 and $969 as of December 31, 2006 and September 30, 2007, respectively. Also included are public offering costs of $2,019, as of December 31, 2006. Such public offering costs were offset against additional paid-in capital at the completion of the initial public offering.

5. Financing Obligations

Long-Term Debt

The Company’s long-term debt consisted of the following:

	December 31, 2006	September 30, 2007
Senior notes, interest (at the option of the Company at inception of each loan) at the Base Rate (Prime), plus the applicable margin (3.00% for Term Loan A, 3.25% for Term Loan B, and 6.25% for 2 nd Lien) or the Eurodollar Rate, as defined, plus the applicable margin (4.00% for Term Loan A, 4.25% for Term Loan B, and 7.25% for 2 nd Lien). The total cost of outstanding debt was 10.55% at December 31, 2006.	$144,156	$—

Senior notes, interest (at the option of the Company at inception of each loan) at the Base Rate (Prime), plus the applicable margin (2.00% for Term Loan B) or the Eurodollar Rate, as defined, plus the applicable margin (3.00% for Term Loan B). The total cost of outstanding debt was 8.70% at September 30, 2007.	—	39,126

Total debt	144,156	39,126
Less: Current portion of long-term debt	(4,125)	(3,750)

Long-term debt	$140,031	$35,376

Scheduled principal payments of $563 were made during the nine months ended September 30, 2007.

Accrued interest included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets is $1,108 and $236 at December 31, 2006 and September 30, 2007, respectively.

All of the Company’s assets are pledged as collateral for this debt under the related credit agreement. Such credit agreement contains financial covenants which, among other restrictions, require maintenance of certain financial ratios, constrain asset purchases, and restrict dividend payments. The Company was in compliance with these covenants at December 31, 2006 and September 30, 2007.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

As of September 30, 2007, scheduled maturities of the debt, exclusive of potential excess cash flow payments, for the next five years and thereafter are as follows:

Year	Amount
Remainder of 2007	$938
2008	3,750
2009	4,688
2010	20,438
2011	9,312

Total	$39,126

Capital Lease Obligation

In August 2007, the Company recorded a capital lease for a facility in Sunnyvale, California. Monthly payments under the capital lease, which commenced in August 2007, will be made through July 2032 at an effective interest rate of 8.36% per annum. As of September 30, 2007, the capital lease obligation was $21,995.

As of September 30, 2007, future minimum lease payments, for the next five years and thereafter are as follows:

Year	Amount
Remainder of 2007	$406
2008	1,647
2009	1,695
2010	1,746
2011	1,799
2012	1,853
Thereafter	49,868

Total future minimum capital lease payments	59,014
Less: Interest Component of capital lease payments	37,019

Present Value of minimum capital lease payments	21,995
Less: Current portion of capital lease obligations	—

Long-term capital lease obligations	$21,995

Interest Rate Derivatives

As of September 30, 2007, the Company’s interest rate swaps have a notional value of $70,000, which is $30,874 more than the outstanding floating rate debt. The fair value of interest rate derivatives represents the estimated receipts or payments that would be made to terminate the agreements prior to expiration. As of December 31, 2006 and September 30, 2007, the Company recorded an derivative asset of $560 and a derivative liability of $58, respectively. The change in fair value of $(683) and $(618) is recorded as a increase in interest expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2007, respectively. The change in fair value of ($962) and $431 is recorded as a decrease (increase) in interest expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2006, respectively.

6. Income (Loss) Per Share

The following table sets forth the detail for the computation of basic and diluted income (loss) per share attributable to common stockholders.

The weighted average share calculation for the nine months ended September 30, 2007 includes the predecessor shares outstanding through February 13, 2007, and the successor shares issued in connection with the initial public offering outstanding from February 13, 2007.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The income (loss) attributable to common stockholders for the nine months ended September 30, 2007, includes $1,734 of accretion on preferred stock for the period between January 1, 2007 and February 13, 2007, the date of reorganization and a $225,788 deemed dividend which represents the difference in carrying value of the Predecessor’s preferred stock that was converted into the Successor’s common stock and the fair market value of such common stock.

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2007	2006	2007
Numerator:
Income (loss) from continuing operations	$(4,195)	$1,318	$(9,648)	$(3,656)
Less preferred stock accretions and dividends	(3,476)	—	(10,054)	(227,522)

Income (loss) from continuing operations attributable to common stockholders	(7,671)	1,318	(19,702)	(231,178)
Income (loss) from discontinued operations	(19)	84	(411)	389

Net Income (loss) attributable to common stockholders	$(7,690)	$1,402	$(20,113)	$(230,789)

Denominator:
Weighted average shares outstanding - basic	107,513	33,893	107,554	44,112
Weighted average shares outstanding - diluted	107,513	34,787	107,554	44,112

Net income (loss) per share basic:
Continuing operations attributable to common stockholders	$(0.07)	$0.04	$(0.19)	$(5.24)
Discontinued operations	(0.00)	0.00	(0.00)	0.01

Net income (loss) attributable to common stockholders	$(0.07)	$0.04	$(0.19)	$(5.23)

Net income (loss) per share diluted:
Continuing operations attributable to common stockholders	$(0.07)	$0.04	$(0.19)	$(5.24)
Discontinued operations	(0.00)	0.00	(0.00)	0.01

Net income (loss) attributable to common stockholders	$(0.07)	$0.04	$(0.19)	$(5.23)

The following table sets forth the potential common shares not included in the diluted net income (loss) per share calculation because these shares are anti-dilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2007	2006	2007
Common Stock Options	1,028	1,219	1,028	2,464
Series B Convertible Preferred Stock	49,674	—	49,674	—

Potential common shares should include the Series A Special Junior Stock, the Series B Special Junior Stock, and the Series C Special Junior Stock (collectively referred to herein as the “ Special Junior Stock”). However, pursuant to an investors agreement

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

entered into between the Company and virtually all of its stockholders in March 2003 and under the Company’s certificate of incorporation that was amended and restated in March 2003, a formula was set forth establishing the amount of common shares that the holders of each class of the Company’s securities is to receive in connection with a reorganization of the Company. The result of the application of this formula is that holders of the Company’s Special Junior Stock would not receive any common stock or any other consideration in connection with a reorganization or an initial public offering. After the reorganization, these holders did not receive any common stock and their existing shares were cancelled.

7. Common Stock, Series B Common Stock, Special Junior Stock, and Preferred Stock

Predecessor Shares

During February 2006, the Predecessor acquired 274 shares of common stock from a stockholder for one dollar and those shares were retired. From January 1, 2007 to February 7, 2007, 6 Series D-2 Preferred stock options were exercised.

On February 13, 2007 in connection with the initial public offering, the Company completed a reorganization.

The Predecessor had nine classes of capital stock outstanding—Common stock; Series B Common stock; Series A Special Junior stock; Series B Special Junior stock; Series C Special Junior stock; Series B Convertible Preferred stock; Series C Redeemable Preferred stock; Series D-1 Preferred stock; and Series D-2 Preferred stock. These classes generally differed with respect to their relative priority to distributions and other rights. Each class of capital stock had voting rights, other than Series C Redeemable Preferred stock. The Special Junior stock was issued to certain employees pursuant to compensation arrangements established by the Predecessor’s Board of Directors.

Stockholders of the Predecessor received 24,807 shares of the Company’s Common Stock in exchange for their shares of the Predecessor’s capital stock. Shares of the Company’s Common Stock were allocated as follows to the Predecessor’s stockholders:

Predecessor Class	Number of Shares
Series D-1 Preferred stock	15,111
Series D-2 Preferred stock	1,559
Series C Redeemable Preferred stock	2,395
Series B Convertible Preferred stock	5,742
Common stock	—
Series B Common stock	—
Series A Special Junior stock	—
Series B Special Junior stock	—
Series C Special Junior stock	—

Total	24,807

Successor Shares

The holders of common stock are entitled to one vote per share on all matters to be voted on by the stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available for payment of dividends. In the event of a liquidation, dissolution, or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding. The common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of common stock are fully paid and non-assessable. Through June 30, 2007, the Company had not declared any dividends for the holders of its common stock.

On February 8, 2007, 9,000 shares of common stock were sold to the public through an initial public offering. From February 8, 2007 to September 30, 2007, 101 common stock options were exercised, which consisted entirely of converted D-2 Preferred stock options.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The Company has also authorized 25,000 shares of preferred stock.

8. Stock Based Compensation

Series D-2 Preferred Stock Options

The Predecessor granted Series D-2 Preferred stock options to employees in 2003 and 2004 under the 2003 Stock Incentive Plan. The Predecessor also granted options to two directors in 2003. The exercise price of the options granted in 2003 was $0.01 per option, and the exercise price of the options granted in 2004 was $27.69 per option. No D-2 Preferred stock options have been granted since.

The options vested at the rate of 25% on the first anniversary of the grant date and 6.25% for each three month period thereafter until the options were fully vested. Certain members of senior management received options that vested 25% at the date of grant and 6.25% for each three month period thereafter until the options were fully vested. These vesting periods were established by the Board of Directors at the date of grant. Options expire ten years after the date of grant or when an individual ceases to be an employee of the Company.

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

A summary of the activity related to Series D-2 Preferred stock options is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2006	184	$21.97
Options granted	—	—
Options exercised	(6)	$0.01
Options cancelled	—	—
Options cancelled for conversion	(178)	$22.71

Outstanding as of September 30, 2007	—	—

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

On February 7, 2007, the Company granted 1,193 common stock options with an exercise price of $17.00 per share to employees and non-employee directors. Approximately 1,168 of the common stock options vest at a rate of 25% on the first anniversary of the grant date and 25% annually until the common stock options are fully vested. Non-employee directors received a total of 25 common stock options that vested immediately. These vesting periods were established by the Board of Directors at the date of grant.

Common stock options expire ten years after the date of grant or when an individual ceases to be an employee of the Company. Compensation expense for these common stock options will be recognized over the vesting period.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

A summary of the common stock option activity of the Plan is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2006	—	—
Options issued for Series D-2 Preferred stock options conversion	1,346	$3.01
Options granted	1,219	$17.01
Options exercised	(101)	$0.1
Options forfeited or cancelled	0	—

Outstanding as of September 30, 2007	2,464	$10.06

The following table summarizes information about common stock options outstanding under the Plan as of September 30, 2007:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Number of Options Exercisable
$ 0.01	198	5.92	178
$ 3.87	1,047	6.54	1,011
$17.00	1,193	9.36	25
$17.63	26	9.64	—

Total	2,464		1,214

The aggregate intrinsic value of options outstanding as of September 30, 2007 was $16,225. The aggregate intrinsic value of options exercisable as of September 30, 2007 was $15,461.

9. Discontinued Operations and Other Dispositions

The lease for a facility in Chicago expired on February 28, 2007 and was not renewed. The lease for a facility in Kansas City expired on September 30, 2007 and was not renewed. Both facilities meet the criteria for classification as discontinued operations pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. As such, the income (loss) associated with these facilities are reflected as discontinued operations in the Company’s results of operations as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2007	2006	2007
Income (loss) from operations of discontinued facilities	$(19)	$84	$(411)	$389
Gain (loss) from disposal of discontinued facilities	—	—	—	—

Total	$(19)	$84	$(411)	$389

The facilities have no carrying value on the Consolidated Balance Sheet as of September 30, 2007.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

10. Commitments and Contingencies

Operating Lease Payments

The Company and its subsidiaries are engaged in the operation of colocation facilities, most of which are held under non-cancelable operating leases expiring at various dates through 2025. Certain of these non-cancelable operating leases provide for renewal options.

As of September 30, 2007, minimum future lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows:

Year	Amount
Remainder of 2007	$5,367
2008	22,468
2009	22,684
2010	19,520
2011	16,894
2012	15,729
Thereafter	96,425

Total minimum future operating lease payments	$199,087

Legal Proceedings

On May 31, 2006, the Company and Switch & Data Facilities Company, LLC, a subsidiary of the Company, were served with a lawsuit alleging a failure by the Company or its subsidiary to execute a lease in October 2000 for a building in Milwaukee, Wisconsin. Plaintiffs are claiming the rent and associated lease charges due for the entire ten year term of the lease is $3,666. Plaintiffs are also claiming a $750 loss on the sale of the building. Management believes there is a range of likely outcomes and has accrued an amount at the low end of the range in accordance with Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company has accrued $150 as of September 30, 2007 and such amount is included in lease litigation settlement in the Consolidated Statement of Operations for the nine months ended September 30, 2007. In the event of a settlement or trial, the ultimate expense to the Company may be materially different than the amount accrued.

Two stockholders filed a lawsuit against the Company and others (collectively, the “Defendants”) in a Delaware state court on January 29, 2007. This lawsuit sought a declaratory judgment that those of the Predecessor’s stockholders who had not signed the Predecessor’s fourth amended and restated investors agreement were entitled to appraisal rights with respect to the reorganization. It also sought a preliminary injunction against the reorganization and the initial public offering until the appraisal rights issue was resolved. The plaintiffs sought expedited consideration for the preliminary injunction. On February 2, 2007, the Delaware state court denied the plaintiff’s motion for expedited consideration. This denial was based upon the Defendants’ agreement that the plaintiffs, and any other holder of the Predecessor’s capital stock who had not signed the Predecessor’s fourth amended and restated investors agreement, could participate in the initial public offering as a selling stockholder and not waive any right to an appraisal remedy (if any such right exists), even if such stockholder had previously consented in writing to the reorganization. On September 7, 2007, in exchange for a full settlement agreement and the execution of a mutual full and complete release of all claims which were raised or could have been raised in the referenced matter, the Company agreed to pay plaintiffs’ attorney fees of $50. The settlement amount was paid in September 2007 and the case was dismissed with prejudice.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. Based upon currently available information, management believes that the amounts accrued in the balance sheets are adequate for the aforementioned claims and the amount of any additional liability with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Taxes

During 2005, the State of Washington performed an excise tax audit on three of the Company’s subsidiaries and assessed additional business and occupation taxes. The Company has unsuccessfully challenged these assessments and is determining if additional appeals will be made. The Company has deemed this as a probable loss contingency. As such, the Company accrued $742 in March 2007 and paid such amounts owed for the periods under audit as well as all subsequent periods including estimated taxes and penalties.

11. Segment Information

The Company manages its business as one reportable segment. Although the Company provides services in several markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services.

The Company’s geographic revenues are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2007	2006	2007
Revenues
United States	$26,690	$33,172	$77,454	$93,767
Canada	1,503	2,260	4,498	6,266

Total	$28,193	$35,432	$81,952	$100,033

The Company’s long-lived assets are located in the following geographic regions:

	December 31, 2006	September 30, 2007
Long-Lived Assets
United States	$132,906	$151,217
Canada	6,744	8,298

Total	$139,650	$159,515

The Company had no customers that represented more than 10% of total revenues for the three or nine months ended September 30, 2006 or 2007.

12. Subsequent Event

On October 24, 2007, the Company, executed a lease agreement for a 163 square foot facility located in New Bergen, New Jersey. The lease term is for fifteen years and includes renewal options for two additional, consecutive periods of five years. The facility will be operated in a manner consistent with the Company’s existing facilities.

Item 2:	Management’s Discussion and Analysis

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect”, or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance, and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance, or achievements to be different from any future results, performance, or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth in our industry, our customers’ industries, and the general economy;

•	variability of operating results;

•	variation in our utility expenses resulting in seasonality;

•	the availability and cost of sufficient electrical power and cooling capacity;

•	the non-renewal of any of our facility leases;

•	the variability of customer requirements;

•	other economic, business, and competitive factors affecting our customers, our industry, and business generally; and

•	other factors that we may not have currently identified or quantified.

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

Overview

We are a leading provider of colocation and network neutral interconnection services primarily to Internet dependent businesses including telecommunications carriers, Internet service providers, online content providers, and enterprises. As a network neutral provider, we do not own or operate our own network, and, as a result, our interconnection services enable our customers to exchange network traffic through direct connections with each other or through peering connections with multiple parties. Our colocation services provide space and power for customers’ networking and computing equipment allowing those customers to avoid the costs of building and maintaining their own facilities. We provide our services in over 30 facilities in over 20 markets, representing the broadest network neutral footprint in North America. Our footprint includes our facility in Palo Alto, California, one of the first commercial Internet exchanges in the world. Our high network densities, as demonstrated by over 19,000 cross connects between our customers, create a network effect, which provides an incentive for our existing customers to remain within our facilities and is a differentiating factor in attracting new customers. This network effect combined with our broad geographic footprint contributes to the growth of our customer base and revenue, which we believe will also increase our operating cash flow due to the fixed nature of certain operating costs.

Properties

We do not own the buildings in which our facilities are located. Instead, we have leased our facilities. We currently lease approximately 928,000 square feet of space for our facilities.

We continue to execute upon our strategy to expand our footprint in existing markets. Lease activity during 2007 includes the following:

•	In February 2007, the lease for one of our Chicago facilities expired and we did not renew the lease. The facility was approximately 5,100 square feet.

•

In March 2007, we executed an amended lease agreement for one of our Seattle facilities that extended the existing lease term to 2019 for approximately 29,900 square feet. As part of the agreement, we leased an additional 4,800 square feet.

•	In April 2007, we executed an amended lease agreement at our Denver facility, extending the lease term through 2020. As part of the renewal, we leased approximately 2,900 additional square feet.

•	In April 2007, we executed an amended lease agreement at our Buffalo facility, extending the lease term through 2015.

•	In June 2007, we executed an amended lease agreement at our Toronto facility for approximately 3,000 additional square feet.

•	In June 2007, we executed an amended lease agreement at one of our Philadelphia facilities, extending the lease term through January 2018, and adding renewal options for two, five-year periods.

•	In July 2007, we executed an amended lease agreement at a Dallas facility, extending the lease term through January 2020, and leasing approximately 23,300 additional square feet.

•

In August 2007, we executed a lease agreement for a 42,000 square foot facility in Sunnyvale, California. The lease term is through July 2022, with renewal options for two, five-year periods. In conjunction with the execution of the lease agreement, a sublease was executed with the former lessee to occupy approximately 15,000 square feet in the facility, under terms similar to the lease agreement.

•

In August 2007, we executed an amended lease agreement at our Toronto facility for approximately 21,800 additional square feet. The lease term is through 2018, with renewal options for a single ten-year period, and two, five-year periods thereafter.

•	In September 2007, the lease for our Kansas City facility expired and we did not renew the lease. The facility was approximately 19,400 square feet.

•	In October 2007, we executed a lease agreement for a 163,500 square foot facility in North Bergen, New Jersey. The lease term is through July 2023, with renewal options for two, five-year periods.

We intend to maintain our existing operations and are evaluating additional opportunities to expand. Our ability to maintain existing operations will depend in part on our ability to continue to renew the leases on favorable terms and to maintain good working relationships with our landlords. While many of our leases provide two five-year renewal options with rent set at then-prevailing market rates, eight of our leases do not contain renewal options. Renewing these leases at favorable terms will be critical to continuing those operations in Los Angeles, Atlanta, and New York. Even those leases which contain renewal options do not assure long-term operations at those facilities.

We have also exited certain markets that we deemed not to be profitable. In connection with our exit from these cities and in other cities where we have experienced losses, we have incurred asset impairment and discontinuation charges.

Key Components of our Results of Operations

Revenues

Our revenues consist of recurring and nonrecurring revenues. We generate recurring revenue from our colocation and network neutral interconnection services. We generate nonrecurring revenue from our TechSmart technical support services and installation services. We use several primary metrics to analyze our revenues and measure our performance. These metrics include: number of customers, cabinet equivalents billed, percentage of sales from existing versus new customers, number of cross connects between our customers, and utilization rates. Our ability to license our gross square footage within each facility is limited by the space required by our existing power and cooling infrastructure, as well as the customer requirements for power and cooling. Power and cooling requirements continue to grow on a per unit basis. We carefully monitor the power and cooling usage in each of our facilities and plan to invest in our power and cooling infrastructure to maximize the amount of utilizable space in our facilities.

	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007
Number of customers	832	851	857	871	883
Number of cross connects	17,417	17,755	18,194	18,775	19,124
Cabinet equivalents billed (1)	5,526	5,843	5,987	6,184	6,636
Utilization rate (2)	64%	66%	67%	69%	70%
	For the three months ended
	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007
Percentage of incremental sales to existing customers	74%	79%	88%	89%	87%
Churn as a percentage of recurring revenue	1.7%	0.9%	1.0%	0.8%	0.9%
New Sales (In thousands):
Recurring revenue (3)	$828	$847	$896	$975	$779
Non-recurring revenue (4)	1,068	1,461	1,617	2,967	1,439

New Sales	$1,896	$2,308	$2,513	$3,942	$2,218

(1)	Cabinet equivalents billed is the sum of actual cabinets billed in each facility plus the total cage square footage billed divided by 20.
(2)	The utilization rate is calculated as a percentage, the numerator being the total space licensed to our customers and the denominator being the total licensable space taking into account existing power and cooling constraints.
(3)	Recurring revenue represents new service agreements entered into by new and existing customers during the given quarter. Revenue from these agreements will recur monthly over the life of the agreement.
(4)	Non-recurring revenue represents the one-time installation fees associated with new service agreements. These one-time fees are billed to customers upon completion of the installation service and such revenue is recognized on a straight-line basis over the life of the agreement.

Colocation

Space. We provide colocation space for a recurring monthly fee for a cabinet or rack, or on a per square foot basis for cage space. Customers that license cage space typically use between 50 and 500 square feet in a given facility. Customers sign a service order, governed by the terms and conditions of a master services agreement, typically for one to three years.

Power. We provide conditioned power either on a term basis for one to three years or on a month-to-month basis, for a recurring monthly fee under both arrangements. We provide both alternating current and direct current power circuits. Customers are charged for power on a per amp basis, typically in 20 to 30 amp increments.

Interconnection Services

Our interconnection services include our cross connect and Internet exchange services. Our cross connect services enable our customers to connect directly to a telecommunications carrier, Internet service provider, or other customers in our facilities. These services are typically provided for a recurring monthly fee per connection. Our Internet exchange services enable our customers to connect directly to our Internet exchange, which provides for public or private peering with other customers. Our customers license ports to connect to our Internet exchange for a recurring monthly fee per port, based on port capacity. Customers typically sign one year agreements for our Internet exchange services and month-to-month agreements for our cross connect services. We also generate recurring revenues from reselling Internet access, which we do to accommodate certain customers. We contract with certain Internet service providers and then resell their Internet access service to customers typically in one megabit per second to 100 megabits per second increments. Customers typically sign a one-year contract for this service and pay us a recurring monthly fee per megabits per second.

Non-Recurring

We generate nonrecurring revenue from the following services:

Installation Services. We receive one-time installation fees related to our interconnection and colocation services. The complexity of installation determines the fees that we receive. We typically receive a one-time fee per circuit or port for installation of interconnection services. We typically receive a one-time fee per cabinet or rack or per linear foot of cage space for installation of colocation services. We typically receive a one-time fee per amp for the installation of power, depending on the circuit size and amount of voltage provided.

TechSmart Technical Support Services. We provide technical support services to assist customers with installation, circuit testing, power cycling, equipment rebooting and other related services. Customers pay for these services on an hourly basis or under contractual arrangements for technical support hours per month. We recognize revenue once the services have been provided.

The following table presents our revenues and percentage of revenues for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in Thousands)	2006		2007		2006		2007
Revenues
Colocation	$16,553	59%	$22,021	62%	$47,651	58%	$61,162	61%
Interconnection	10,316	37%	11,483	32%	30,809	38%	33,552	34%

Recurring Total	$26,869	96%	$33,504	94%	$78,460	96%	$94,714	95%
Non-recurring	1,324	4%	1,928	6%	3,492	4%	5,319	5%

Total	$28,193	100%	$35,432	100%	$81,952	100%	$100,033	100%

Cost of Revenues, exclusive of Depreciation and Amortization

Cost of Revenues. Cost of revenues is comprised primarily of lease, utilities, maintenance and repair, personnel related expenses, telecommunications services, security, and property taxes. The components of our cost of revenues are mostly fixed in nature and do not vary significantly from period to period. However, certain components of our cost of revenues are variable in nature and are directly related to the growth of our revenues. We expect our utilities expenses to increase in the future on a per unit basis due to an increase in rates from our utility providers and increased power usage by our customers. Further, we experience seasonality in our utilities expenses based on temperatures and seasonal rate adjustments, which causes the amount of these expenses to fluctuate during each year. As a result of our expansions, we typically incur lease, utilities, and personnel related expenses prior to being able to accept customers for, and generate revenue from, the additional capacity. As we continue to expand our facilities in our top 10 markets, we expect cost of revenues to increase.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel related expenses for our sales and marketing employees, including wages, benefits, bonuses, commissions, travel, and the cost of marketing programs such as sales support, trade shows, corporate communications, promotional events, and print advertising. We expect our sales and marketing expenses to increase in absolute dollars as we increase the headcount of our sales staff and our marketing and promotional efforts.

General and Administrative. General and administrative expenses include personnel related costs as well as travel, rent, insurance, legal, accounting, and consulting expenses. Personnel related expenses include wages, benefits and bonuses for our executive management as well as for our accounting, legal, facilities design and construction, information technology, and human resources employees. We expect our general and administrative expenses to increase in absolute dollars as we incur additional costs associated with being a public company, including higher personnel, legal, insurance, and financial reporting expenses as well as costs to comply with the Sarbanes-Oxley Act of 2002.

Depreciation and Amortization. Depreciation expense includes depreciation of our leasehold improvements, generators, uninterruptible power systems, direct current power plants, heating, ventilation and air-conditioning equipment, and furniture and fixtures. Amortization expense is composed of the amortization of our customer-based intangible assets related to the acquisitions of PAIX, RACO, MeridianTelesis, and LayerOne.

Results of Operations: Three Months Ended September 30, 2007 compared to the Three Months Ended September 30, 2006

The following is a more detailed discussion of our financial condition and results of operations for the periods presented. The year-to-year comparison of financial results is not necessarily indicative of future results.

Revenues

	Three months ended September 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Revenues	$28,193	$35,432	26%	$7,239

Revenues increased by $7.2 million, or 26%, to $35.4 million for the three months ended September 30, 2007 compared to $28.2 million for the three months ended September 30, 2006. Recurring revenue increased by $6.7 million, from the sale of our services to new and existing customers and lower churn. The recurring revenue increase consisted of colocation and interconnection revenue of $5.5 million, and $1.2 million, respectively. Existing customers comprised 87% of sales during the three months ended September 30, 2007. In addition, churn as measured by monthly recurring revenue was 0.9% for the three months ended September 30, 2007 as compared to 1.7% for the three months ended September 30, 2006. Non-recurring revenue increased by $0.6 million from installation services and technical support revenues.

Cost of Revenues, Exclusive of Depreciation and Amortization

	Three months ended September 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Cost of revenues, exclusive of depreciation and amortization	$15,804	$18,709	18%	$2,905
As a percent of revenue	56%	53%

Cost of revenues, exclusive of depreciation and amortization, increased by $2.9 million, or 18%, to $18.7 million for the three months ended September 30, 2007 compared to $15.8 million for the three months ended September 30, 2006. The increase was primarily due to personnel expenses of $1.2 million directly related to supporting customer growth, which includes stock compensation expense of $0.4 million, a utilities increase of $1.0 million due to additional power used by our customers, and a rent expense increase of $0.7 million, primarily due to expansions in our Seattle, Dallas, and Toronto. We anticipate our cost of revenues will increase in absolute dollars as we continue our expansion.

Sales and Marketing

	Three months ended September 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Sales and marketing	$3,106	$3,841	24%	$735
As a percent of revenue	11%	11%

Sales and marketing expenses increased by $0.7 million, or 24%, to $3.8 million for the three months ended September 30, 2007 compared to $3.1 million for the three months ended September 30, 2006. The increase was due to personnel related expenses primarily for sales commissions and wage expense for additional headcount. Sales and marketing expenses for the three months ended September 30, 2007 also included stock compensation expense of $0.3 million. We expect sales and marketing expenses to increase in absolute dollars, but not as a percentage of revenue, as we invest in sales distribution and marketing.

General and Administrative

	Three months ended September 30,		% Change	$ Change
	2006	2007
($ in Thousands)
General and administrative	$2,835	$3,715	31%	$880
As a percent of revenue	10%	10%

General and administrative expenses increased by $0.9 million, or 31%, to $3.7 million for the three months ended September 30, 2007 compared to $2.8 million for the three months ended September 30, 2006. The increase was due to additional headcount and a $0.4 million increase in stock compensation expense. We expect general and administrative expenses to increase nominally as we continue to grow our business.

Depreciation and Amortization

	Three months ended September 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Depreciation and amortization	$5,861	$6,412	9%	$551
As a percent of revenue	21%	18%

Depreciation and amortization expenses increased by $0.6 million, or 9%, to $6.4 million for the three months ended September 30, 2007 compared to $5.8 million for the three months ended September 30, 2006. The increase was primarily related to the expansion of our facilities in New York and the addition of our Sunnyvale facility.

Operating Income

	Three months ended September 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Operating income	$587	$2,755	369%	$2,168
As a percent of revenue	2%	8%

Operating income increased by $2.2 million to $2.8 million for the three months ended September 30, 2007 compared to $0.6 million for the three months ended September 30, 2006. The increase is primarily related to the increase in revenue of $7.2 million from sales to new and existing customers and lower customer churn. The increase in operating income was offset by increased expenses, including $2.9 million, $0.9 million, $0.7 million, and $0.6 million for cost of revenues, general and administrative, sales and marketing, and depreciation and amortization, respectively.

Interest Expense and Interest Income

	Three months ended September 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Interest expense	$(4,929)	$(1,702)	(65)%	$3,227
Interest income	$21	$534	2,443%	$513

Interest expense decreased by $3.2 million, or 65%, to $1.7 million for the three months ended September 30, 2007 compared to $4.9 million for the three months ended September 30, 2006. The decrease was attributable to a lower average outstanding debt balance, which decreased from $144.8 million for the three months ended September 30, 2006 to $39.3 million for the three months ended September 30, 2007, primarily as a result of extinguishing a portion of our debt with $104.7 million of our initial public offering proceeds.

The decrease in interest expense for our debt was offset by a change in the fair value of our interest rate swaps. We convert 100% of our outstanding debt to fixed interest rates through the use of these interest rate swaps. Our interest rate swaps have a notional value of $30.9 million more than our outstanding debt. These instruments are marked to market value at the end of each quarter, with gains and losses treated as decreases or increases to interest expense. The change in market value of the derivatives resulted in an increase in interest expense of $0.7 million for the three months ended September 30, 2007. We are currently in a net receive position with these derivatives.

Interest income increased by $0.5 million for three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase is from interest earned on the higher cash balance comprised mostly of initial public offering proceeds.

Net Income (Loss)

	Three months ended September 30,		% Change		$ Change
	2006	2007
($ in Thousands)
Net income (loss)	$(4,214)	$1,402	N/A	%	$5,616

Net loss improved by $5.6 million to net income of $1.4 million for the three months ended September 30, 2007 compared to a net loss of $4.2 million for the three months ended September 30, 2006. The change in net income (loss) is attributable to an increase in revenues of $7.2 million from sales to new and existing customers and lower customer churn. In addition, the decrease in interest expense of $3.2 million and an increase in interest income of $0.5 million contributed to the increase in net income. The increase in net income was offset by increased expenses, including $2.9 million, $0.9 million, $0.7 million, and $0.6 million for cost of revenues, general and administrative, sales and marketing, and depreciation and amortization, respectively.

Results of Operations: Nine Months Ended September 30, 2007 compared to the Nine Months Ended September 30, 2006

The following is a more detailed discussion of our financial condition and results of operations for the periods presented. The year-to-year comparison of financial results is not necessarily indicative of future results.

Revenues

	Nine months ended September 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Revenues	$81,952	$100,033	22%	$18,081

Revenues increased by $18.1 million, or 22%, to $100.0 million for the nine months ended September 30, 2007 compared to $81.9 million for the nine months ended September 30, 2006. Recurring revenue increased by $16.3 million from the sale of services to new and existing customers and lower churn. This included increased colocation and interconnection revenue of $13.5 million and $2.7 million, respectively. Existing customers comprised 88% of sales during the nine months ended September 30, 2007. In addition, churn as measured by monthly recurring revenue was 0.9% for the nine months ended September 30, 2007 compared to 1.6% for the nine months ended September 30, 2006. Non-recurring revenue increased by $1.8 million, primarily as a result of installation revenues.

Cost of Revenues, Exclusive of Depreciation and Amortization

	Nine months ended September 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Cost of revenues, exclusive of depreciation and amortization	$44,562	$52,506	18%	$7,944
As a percent of revenue	54%	52%

Cost of revenues increased by $7.9 million, or 18%, to $52.5 million for the nine months ended September 30, 2007 compared to $44.6 million for the nine months ended September 30, 2006. The increase was primarily due to personnel expenses of $3.0 million from additional headcount to support customer growth, which includes stock compensation expense of $0.9 million. Utilities increased by $2.7 million due to additional power used by our customers, primarily in New York and San Francisco Bay area facilities. Rent expense increased by $1.6 million due to site expansion and lease renewals primarily in Toronto, Philadelphia, and Dallas.

Sales and Marketing

	Nine months ended September 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Sales and marketing	$9,227	$11,703	27%	$2,476
As a percent of revenue	11%	12%

Sales and marketing expenses increased by $2.5 million, or 27%, to $11.7 million for the nine months ended September 30, 2007 compared to $9.2 million for the nine months ended September 30, 2006. The increase was due to personnel related expenses primarily for sales commissions and wage expenses for additional headcount. Stock compensation expense, for the nine months ended September 30, 2007, increased by $0.7 million.

General and Administrative

	Nine months ended September 30,		% Change	$ Change
	2006	2007
($ in Thousands)
General and administrative	$7,907	$11,397	44%	$3,490
As a percent of revenue	10%	11%

General and administrative expenses increased by $3.5 million, or 44%, to $11.4 million for the nine months ended September 30, 2007 compared to $7.9 million for the nine months ended September 30, 2006. The increase included personnel expense increases of $2.3 million, primarily from an increase in headcount and $1.3 million in stock compensation expense. Professional fees increased by $0.7 million primarily in legal fees associated with the settlement of lease litigation in West Palm Beach and the ongoing lease litigation in Milwaukee.

Depreciation and Amortization

	Nine months ended September 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Depreciation and amortization	$17,366	$18,624	7%	$1,258
As a percent of revenue	21%	19%

Depreciation and amortization expenses increased by $1.2 million, or 7%, to $18.6 million for the nine months ended September 30, 2007 compared to $17.4 million for the nine months ended September 30, 2006. The increase is primarily due to the expansion of facilities in the San Francisco Bay area and New York and the addition of our Sunnyvale facility.

Lease Litigation Settlement

	Nine months ended September 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Lease litigation settlement	$—	$2,600	N/A	$2,600
As a percent of revenue	0%	3%

Lease litigation settlement for the nine months ended September 30, 2007 includes $2.5 million related to the litigation settlement in West Palm Beach and $0.1 million for the lease litigation in Milwaukee.

Asset Impairment

	Nine months ended September 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Asset impairment	$1,841	$—	(100)%	$(1,841)
As a percent of revenue	2%	0%

Asset impairment expense decreased by $1.8 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. We evaluate the carrying value of our long-lived assets, consisting primarily of the assets in our colocation facilities, whenever certain events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant loss of customers within a facility, or significant reductions in projected future cash flows. As a result of our asset impairment analysis, we determined that assets located in Indianapolis, Chicago, and Dallas had become impaired during 2006.

Operating Income

	Nine months ended September 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Operating income	$1,049	$3,203	205%	$2,154
As a percent of revenue	1%	3%

Operating income increased by $2.2 million, or 205%, to $3.2 million for the nine months ended September 30, 2007 compared to $1.0 million for the nine months ended September 30, 2006. The increase is primarily related to an increase in revenue of $18.1 million from sales to new and existing customers and lower customer churn. In addition, the decrease in asset impairment expense of $1.8 million contributed to the increase in operating income. The increase in operating income was offset by increased expenses, including $7.9 million, $3.5 million, $2.6 million, $2.5 million, and $1.2 million for cost of revenues, general and administrative, lease litigation, sales and marketing, and depreciation and amortization, respectively.

Interest Expense, Interest Income, and Loss from Debt Extinguishment

	Nine months ended September 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Interest expense	$(10,764)	$(4,885)	(55)%	$5,879
Interest income	$71	$1,229	1,631%	$1,158
Loss on debt extinguishment	$—	$(2,809)	N/A	$2,809

Interest expense decreased by $5.9 million, or 55%, to $4.9 million for the nine months ended September 30, 2007 compared to $10.8 million for the nine months ended September 30, 2006. The decrease was due to a decrease in our average outstanding debt balance, which decreased from $144.9 million for the nine months ended September 30, 2006 to $60.4 million for the nine months ended September 30, 2007, primarily as a result of extinguishing a portion of our debt with $104.7 million of the proceeds from our initial public offering. The $2.8 million loss on debt extinguishment includes the $2.4 million write-off of capitalized debt issuance costs and a $0.4 million prepayment fee.

The decrease in interest expense for our debt was offset by a change in the fair value of our interest rate swaps. We convert 100% of our outstanding debt to fixed interest rates through the use of these interest rate swaps. Our interest rate swaps have a notional value of $30.9 million more than our outstanding debt. These instruments are marked to market value at the end of each quarter, with gains and losses treated as decreases or increases to interest expense. The change in value of the derivatives resulted in an increase of $0.6 million in interest expense for the nine months ended September 30, 2007, and the change in value for the nine months ended September 30, 2006 resulted in a $0.4 million increase in interest expense. We are currently in a net receive position with these derivatives.

Interest income increased by $1.2 million for nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase is from interest earned from the higher cash balance comprised mostly of proceeds from our initial public offering.

Net Loss

	Nine months ended September 30,		% Change	$ Change
	2006	2007
($ in Thousands)
Net (loss)	$(10,059)	$(3,267)	(68)%	$6,792

Net loss decreased by $6.8 million, or 68%, to $3.3 million for the nine months ended September 30, 2007 compared to $10.1 million for the nine months ended September 30, 2006. The decrease was primarily due to the increase of $18.1 million in revenue primarily from sales to new and existing customers, the decrease in asset impairment expense of $1.8 million and the decrease in interest expense of $5.9 million. These expenses were offset by the debt extinguishment loss of $2.8 million and lease litigation expenses of $2.6 million. Also contributing to the offset was a $7.9 million increase in cost of revenues due to an increased personnel, utilities, and rent expenses, an increase in general and administrative expenses of $3.5 million for higher professional fees and personnel expenses, and an increase in sales and marketing expenses of $2.5 million for personnel expenses.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
	2006	2007
($ in Thousands)
Net cash provided by operating activities	$11,321	$26,174
Net cash used in investing activities	$(16,770)	$(20,167)
Net cash provided by (used in) financing activities	$(958)	$36,011

Sources and Uses of Cash. Historically, principal sources of cash are from our operating activities and the funds available to us from our debt borrowings. On February 13, 2007, we completed an initial public offering consisting of 13,416,667 shares of common stock. Proceeds received were $139.2 million, net of underwriting discounts and commissions and expenses of the offering. We used $104.7 million of the proceeds from the offering to repay a significant portion of the amounts outstanding under our debt. This partial repayment has significantly reduced our interest expense. The remaining $34.5 million of net proceeds will be used for capital expenditures, working capital, and other general corporate purposes. In addition, we may use a portion of the remaining proceeds to acquire or invest in businesses, products, services, or technologies that are complementary to our current business, through mergers, acquisitions, joint ventures, or otherwise. We currently have no specific agreements or commitments for such ventures.

Our capital expenditures during 2006 were $21.4 million. For the nine months ended September 30, 2007 our capital expenditures were $20.1 million. We expect our capital expenditures for the remainder of 2007 to be approximately $19.0 million. We expect our capital expenditures for 2008 to increase significantly to between $155 and $165 million, as we continue our expansion efforts. New facilities in New Jersey and Sunnyvale, and expansion of facilities in Toronto and Dallas will account for approximately $125 million of the capital expenditures. These investments will increase product availability in our markets which will enable us to increase revenue and potentially reduce our net losses. Once a market achieves positive cash flow from its operations, new revenues typically generate substantial cash flow at higher operating margins. While we expect that our cash flow from operations will continue to increase, we expect our cash flow used in investing activities, primarily as a result of our expected expansion efforts, will significantly increase and we expect cash flows used in investing activities to be greater than our cash flows generated from operating activities.

While we believe we have sufficient cash to fund our current operating requirements for the next twelve months from cash on hand, cash generated from operations, and available debt capacity, we believe we will need additional financing to fund our planned capital expenditures over the next twelve to twenty-four months. Based on anticipated capital expenditures, business opportunities, and unanticipated events, our cash requirements may change and we may need additional cash. There can be no assurance that we would be successful in completing any of these activities or in obtaining financing on terms that would be favorable to the Company. If we are unable to obtain financing on acceptable terms, we will have to reduce or delay our planned expansion.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2007 was $26.2 million. This was attributable to a net loss of $3.3 million, depreciation, amortization, and other non-cash charges of $26.2 million, and cash provided by net operating assets and liabilities of $3.3 million.

Net cash provided by operating activities for the nine months ended September 30, 2006 was $11.3 million. This was attributable to a net loss of $10.1 million, depreciation, amortization and other non-cash charges of $22.4 million, and cash used by net operating assets and liabilities of $1.0 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2007 was $20.1 million compared to $16.8 million for the nine months ended September 30, 2006. Cash used in investing activities during 2007 was for capital expenditures to install additional power and cooling equipment in our top ten markets. Cash used in investing activities during 2006 was for capital expenditures primarily relating to the expansion of our facility in Palo Alto, California and the installation of additional power and cooling equipment in several of our top 10 markets.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2007 was $36.0 million compared to net cash used in financing activities of $1.0 million for the nine months ended September 30, 2006. Cash provided from financing activities during 2007 was primarily from our initial public offering, net of $105.2 million in debt payments. Cash used in financing activities during 2006 was primarily for scheduled principal payments on our outstanding debt.

Debt Obligations

As of September 30, 2007, we have $39.1 million in principal outstanding under our long-term debt obligations. Such debt is secured by the stock and assets of our subsidiaries. We pay interest at either a base rate or a Eurodollar rate, at our option. Any base rate interest we pay is equal to the greater of the administrative agent’s prime rate or 0.50% above the federal funds rate, plus a spread of 2.00%. Any Eurodollar rate interest we pay is based on the one, two, three, or six month Eurodollar rate plus a spread of 3.00%. The interest spread, if applicable, is determined by our consolidated leverage ratio. We also pay an unused commitment fee equal to 0.50% per annum on the average daily unused portion of a $10.0 million revolving loan facility.

All borrowings occurred on October 13, 2005. Borrowings are available under the revolving loan facility until October 13, 2010. Repayments of principal under our long-term debt obligations are due in scheduled quarterly installments of varying percentages, with all remaining amounts due and payable on October 13, 2011. All outstanding amounts under the revolving loan facility will be due and payable on October 13, 2010. The credit agreement related to the debt requires compliance with a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, and a consolidated fixed charge coverage ratio. Such credit agreement also requires compliance with certain operating covenants, which limit, among other things, our incurrence of additional indebtedness and our ability to make dividend payments. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt agreements and could trigger acceleration of repayment. We were in compliance with all covenants as of December 31, 2006 and September 30, 2007.

Capital Lease Obligation

In August 2007, the Company recorded a capital lease for a facility in Sunnyvale, California. Monthly payments under the capital lease, which commenced in August 2007, will be made through July 2032 at an effective interest rate of 8.36% per annum. As of September 30, 2007, the capital lease obligation was $21,995.

Contractual Obligations

The following table summarizes, as of September 30, 2007, our minimum payments for long term debt and other obligations for the next five years and thereafter:

	Total	Remainder of 2007	2008 and 2009	2010 and 2011	Thereafter
(in thousands)
Operating lease obligations	$199,087	$5,367	$45,152	$36,414	$112,154
Capital lease obligation	59,014	406	3,342	3,545	51,721
Long term debt	39,126	938	8,438	29,750	—
Interest expense on long-term debt *	8,732	802	5,715	2,215	—

Total contractual obligations	$305,959	$7,513	$62,647	$71,924	$163,875

*	The interest expense forecast is based on 1-year LIBOR of 5.27% as of September 30, 2007. Interest expense was calculated by multiplying the outstanding balance by the interest rate for the given time period.

Off Balance Sheet Arrangements

As of December 31, 2006 and September 30, 2007 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. In preparing our consolidated financial statements, we make estimates and assumptions that can have a significant impact on our financial position and results of operations. The application of our critical accounting policies requires an evaluation of complex criteria and significant accounting judgments by management. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions, and these differences could be material. Critical accounting policies are defined as those policies that require significant judgments and assumptions about matters that are highly uncertain at the time of the estimate and could potentially result in materially different results under different assumptions and conditions.

The following represent material changes in or updates to our critical accounting policies and estimates previously reported in our Annual Report on Form 10-K:

Stock-Based Compensation. On January 1, 2006, we adopted the provisions for stock-based compensation required by FAS 123R. We are required to use the prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period.

We currently use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of fair value for stock-based payment awards is based on a number of assumptions. These assumptions include the expected term of the options, our risk-free interest rate, expected dividends, and stock volatility. If factors change and we employ different assumptions for estimating stock-based compensation expense or if we decide to use a different valuation model, the expense in future periods may differ significantly from what we have recorded in the current period, which could have a material impact on the consolidated financial statements.

We estimate the expected term of options granted by taking the weighted average of the vesting period and the contractual term of the option, as illustrated in Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). We base the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the equity awards. As a new public company without historical common stock prices for a period equal to the expected option term, we estimate the future stock price volatility of the common stock by using the historical volatility of similar companies. We believe such an approach best represents future volatility in accordance with SAB 107. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in its option-pricing model.

Prior to the adoption of FAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with the APB 25, as allowed under FAS 123, and we continue to apply APB 25 for options granted prior to January 1, 2006. Stock-based awards to non-employees are accounted for under the provisions of Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Recent Accounting Pronouncements

In June 2006, the FASB approved EITF 06-3. This addresses the financial statement presentation of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenue and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. We have historically presented taxes collected on a net basis. The adoption of EITF 06-3 has had no impact on our financial statements.

In July 2006, FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 has had no impact on our financial statements.

In September 2006, the FASB issued FAS 157, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. We are currently in the process of evaluating the impact that the adoption of FAS 157 may have on our financial position, results of operations, and cash flows.

In February 2007, the FASB issued FAS 159, which permits entities to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157. We are currently in the process of evaluating the impact the adoption of FAS 159 may have on our financial position, results of operations, and cash flows.

Item 3:	Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are required by our credit agreements to manage the interest rate risk on our debt. The floating interest rate on the debt of $39.1 million is swapped to fixed rate through interest rate swap derivatives, thus significantly minimizing interest rate risk. In November 2005, we entered into an interest rate swap agreement on a notional amount of $70.0 million with a commencement date of February 2006 and maturity date of February 2009. If the three-month LIBOR rate is lower than 4.758%, we will make cash payments at a rate of 4.758%. If the three month LIBOR rate is higher than 4.758%, we will receive cash payments for the difference between actual three-month LIBOR and 4.758%. This swap required no upfront payment.

As of September 30, 2007, the three-month LIBOR rate was 5.62%, which is higher than our contracted rate. A 10% increase or decrease in the current LIBOR rate would not change our current net receive position. We will receive cash payments at the end of each quarter unless LIBOR decreases below the contracted LIBOR rates.

Foreign Currency Risk

We have a facility located in Toronto, Canada. We primarily receive payment for services provided at this facility in Canadian dollars and primarily pay the expenses of our Toronto facility in Canadian dollars, which mitigates our exposure to currency exchange rate risk. We have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. dollar relative to the Canadian dollar, would have an insignificant effect on our financial position, results of operations, and cash flows. We do not maintain any derivative instruments to mitigate the exposure to translation and transaction risk. Our foreign exchange transaction gains and losses are included in our results of operations, and were not material for all periods presented.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings

On May 31, 2006, we and our predecessor, Switch & Data Facilities Company, LLC, were served with a lawsuit alleging our failure to execute a lease in October 2000 for a building in Milwaukee, Wisconsin. Plaintiffs are claiming the rent and associated lease charges due for the entire ten year term of the lease of $3.7 million. Plaintiffs are also claiming $0.8 million loss on the sale of the building and $0.2 million for attorney’s fees. Management believes there is a range of likely outcomes and has accrued an amount at the low end of the range in accordance with Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company has accrued $0.1 million as of September 30, 2007 and such amount is included in lease litigation settlement in the Consolidated Statement of Operations for the nine months ended September 30, 2007. In the event of a settlement or trial, the ultimate expense to the Company may be materially different than the amount accrued.

Two of our predecessor’s stockholders filed a lawsuit against us in a Delaware state court on January 29, 2007. This lawsuit sought a declaratory judgment that those of our predecessor’s stockholders who had not signed our predecessor’s fourth amended and restated investors agreement were entitled to appraisal rights with respect to the merger that was part of our reorganization. It also sought a preliminary injunction against our reorganization and our initial public offering until the appraisal rights issue was resolved. The plaintiffs sought expedited proceedings to present their request for the preliminary injunction. On February 2, 2007, the Delaware state court denied the plaintiffs’ motion for expedited proceedings. This denial was based upon our agreement that the plaintiffs and any other holder of our predecessor’s capital stock who has not signed our predecessor’s fourth amended and restated investors agreement may participate in the offering as a selling stockholder and not waive any right to an appraisal remedy (if any such right exists), even if such stockholder has previously consented in writing to the reorganization. On September 7, 2007, in exchange for a full settlement agreement and the execution of a mutual full and complete release of all claims which were raised or could have been raised in the referenced matter, the Company agreed to pay plaintiffs’ attorney fees of $50 thousand. Such amount has been paid and the case dismissed with prejudice.

In addition to the matters described above, we are presently involved in various legal proceedings arising in the ordinary course of our business operations, based on information currently available to us, we believe will not materially adversely affect our financial position or results of operations.

Item 1a:	Risk Factors

Set forth below are the material changes and updates from the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2006. This discussion contains certain forward-looking statements regarding various matters. The ultimate accuracy of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance, or achievements to differ from those expressed or implied in the statements. Also, additional risks and uncertainties of which we are unaware, or that are currently deemed immaterial by us, may become important factors that affect us.

Risks Related to our Business

We have incurred substantial losses in the past and may continue to incur losses in the future.

For the years ended December 31, 2005 and 2006 and the nine months ended September 30, 2007, we incurred net losses of $11.3 million, $11.7 million and $3.3 million, respectively. Until 2003, we did not generate cash from operations, and until the three month period ended June 30, 2007, we did not report net income. As of September 30, 2007, we had an accumulated deficit of $220.0 million. Given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We have been sued by several landlords for breaches of our lease agreements. An adverse determination in any of these proceedings could result in significant liabilities.

We have two cases with respect to disputes arising out of alleged breaches of our abandoned lease agreements. One of these is a suit filed in Milwaukee, Wisconsin in May 2006, the plaintiff is seeking damages of $4.7 million consisting of alleged lost rents, losses on the sale of the building, and attorneys fees. The second suit was filed in New Orleans, Louisiana in October 2001, involves a plaintiff that is seeking damages of $3.2 million consisting of alleged lost rent, restorative expenses, and lease commission. In the past, we have experienced adverse outcomes in litigation proceedings arising out of similar facts, and we have settled similar disputes for significant sums. The potential liabilities resulting from these claims may not be covered by our insurance policies or may be disputed by our insurers. Moreover, even if the claims brought against us are unsuccessful or without merit, the cost of defending these suits may result in a material adverse effect on our liquidity.

We have debt obligations which include restrictive covenants that limit our flexibility to manage our business; failure to comply with these covenants could trigger an acceleration of our outstanding indebtedness.

As of September 30, 2007, our long-term debt obligations were $39.1 million. Our long-term debt obligations require that we maintain specific financial ratios and comply with covenants, including various financial covenants, which contain numerous restrictions on our ability to incur additional debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements. We have in the past violated certain covenants, including several violations during 2006 that were subsequently waived by our lenders. A default, if not waived by our lenders, could result in the acceleration of outstanding indebtedness and cause our debt to become immediately due and payable. If we are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, we will have to refinance such obligations, or otherwise we will not be able to repay our debt. If new financing is made available, the terms may not be favorable to us and our business may be adversely affected.

Certain of our stockholders have sued us demanding appraisal rights in connection with our corporate reorganization; and we may face additional litigation with certain of our stockholders.

Two of our predecessor’s stockholders filed a lawsuit against us in a Delaware state court on January 29, 2007. This lawsuit sought a declaratory judgment that those of our predecessor’s stockholders who had not signed our predecessor’s fourth amended and restated investors agreement were entitled to appraisal rights with respect to the merger that was part of our reorganization. It also sought a preliminary injunction against our reorganization and our initial public offering until the appraisal rights issue was resolved. The plaintiffs sought expedited proceedings to present their request for the preliminary injunction. On February 2, 2007, the Delaware state court denied the plaintiffs’ motion for expedited proceedings. This denial was based upon our agreement that the plaintiffs and any other holder of our predecessor’s capital stock who has not signed our predecessor’s fourth amended and restated investors agreement, may participate in the offering as a selling stockholder and not waive any right to an appraisal remedy (if any such right exists), even if such stockholder has previously consented in writing to the reorganization. On September 7, 2007, in exchange for a full settlement agreement and the execution of a mutual full and complete release of all claims which were raised or could have been raised in the referenced matter, the Company agreed to pay plaintiffs’ attorney fees of $50 thousand. Such amount has been paid and the case dismissed with prejudice.

We are continuing to invest in our expansion efforts but may not have sufficient customer demand in the future to realize expected returns on these investments.

We continue to execute upon our strategy to expand our footprint in existing markets. We will be required to commit substantial operational and financial resources to new and expanded facilities, generally six to twelve months in advance of placing customers in such facilities, and we may not have sufficient customer demand in those markets to support these new and expanded facilities once they are built. In addition, unanticipated technological changes or excess capacity in the colocation market could negatively affect customer demand for our facilities. If any of these events were to occur, it could make it difficult for us to realize expected or reasonable returns on these investments and could have a material adverse effect on our operating results.

We may not be able to secure additional financing on favorable terms to meet our future capital needs.

We believe we will need additional financing to fund our planned capital expenditures. We may not be able to secure additional debt or equity financing on favorable terms, or at all, at the time when we need such funding. If we are unable to raise additional funds, we may not be able to pursue our growth strategy, or we may have to delay such strategy and our business could suffer. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. In addition, any debt financing that we may secure could have restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential expansions and acquisitions.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Submission of Matters to the Vote of Security Holders

None

Item 5:	Other Information

None

Item 6:	Exhibits

Exhibit Number	Description of Document	Incorporated By Reference	Form Date	Filed Herein
2.1	Agreement and Plan of Merger, dated January 24, 2007, between Switch and Data, Inc. and Switch & Data Facilities Company, Inc.	S-1	9/27/06

3.1	Amended Certificate of Incorporation	S-8 Exhibit 4.2	3/14/07

3.2	Amended and Restated By-Laws	S-8 Exhibit 4.3	3/14/07

3.3	Form of Certificate of Merger	S-1	9/27/06

4.1	Form of Specimen Common Stock Certificate	S-1	9/27/06

4.2	Fifth Amended and Restated Investors Agreement	S-8 Exhibit 4.4	3/14/07

10.1	Employment Agreement, dated February 16, 2004, between Switch & Data Facilities Company, Inc. and Keith Olsen	S-1	9/27/06

10.2	Employment Agreement, dated June 16, 2004, effective as of June 14, 2004, between Switch & Data Facilities Company, Inc. and George Pollock, Jr.	S-1	9/27/06

10.3	Employment Agreement, dated July 21, 2004, between Switch & Data Facilities Company, Inc. and Ernest Sampera	S-1	9/27/06

10.4	Employment Agreement, effective as of July 1, 2006, between Switch and Data Management Company LLC and William Roach	S-1	9/27/06

10.5	Offer Letter, dated August 8, 2005, between Switch and Data Management Company LLC and Ali Marashi	S-1	9/27/06

10.6	Third Amended and Restated Credit Agreement, dated as of October 13, 2005, among Switch & Data Holdings, Inc., as the Borrower, the institutions party thereto from time to time as Lenders, as the Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents, and Deutsche Bank Securities, Inc. and BNP Paribas, as Joint Lead Arrangers	S-1	9/27/06

10.7	First Amendment to Third Amended and Restated Credit Agreement, dated as of April 28, 2006, among Switch & Data Holdings, Inc., as the Borrower, the institutions party thereto from time to time as Lenders, as the Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents	S-1	9/27/06

Exhibit Number	Description of Document	Incorporated By Reference	Form Date	Filed Herein
10.8	Credit Agreement, dated as of October 13, 2005, among Switch & Data Holdings, Inc., as the Borrower, the institutions party thereto from time to time as Lenders, as the Term Loan Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents, and Deutsche Bank Securities, Inc. and BNP Paribas, as Joint Lead Arrangers	S-1	9/27/06

10.9	2007 Stock Incentive Plan	S-1	9/27/06

10.10	Agreement of Lease with 111 Eighth Avenue LLC, dated as of June 30, 1998	S-1	9/27/06

10.11	First Amendment of Lease with 111 Eighth Avenue LLC, dated as of August 3, 2005	S-1	9/27/06

10.12	Sublease with Global Crossing Telecommunications, Inc., dated as of November 21, 2005	S-1	9/27/06

10.13	First Amendment to Sublease with Global Crossing Telecommunications, Inc., dated as of May 4, 2006	S-1	9/27/06

10.14	Second Amendment to Sublease with Global Crossing Telecommunications, Inc., dated as of August 10, 2006	S-1	9/27/06

10.15	Sublease Agreement with Abovenet Communications, Inc., dated as of March 13, 2003	S-1	9/27/06

10.16	Lease with 529 Bryant Street Partners, LLC, dated as of January 31, 2005	S-1	9/27/06

10.17	Amendment to Lease with 529 Bryant Street Partners, LLC, dated as of January 31, 2005	S-1	9/27/06

10.18	Waiver and Second Amendment to Third Amended and Restated Credit Agreement, dated as of November 27, 2006, among Switch & Data Holdings, Inc., as the Borrower, the institutions party thereto from time to time as Lenders, as the Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, and CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents	S-1	9/27/06

10.19	Limited Waiver and Third Amendment to Third Amended and Restated Credit Agreement, dated as of January 24, 2007, among Switch & Data Holdings, Inc., as the Borrower, the financial institutions from time to time party to the Credit Agreement, as the Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, and CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents	S-1	9/27/06

10.20	Form of Nonqualified Stock Option Agreement	10-K	12/31/06

10.21	Form of Incentive Stock Option Agreement	10-K	12/31/06

10.22	Fourth Amendment to Third Amended and Restated Credit Agreement, dated June 20, 2007	8-K Exhibit 10.1	6/20/07

10.23	Fifth Amendment to Third Amended and Restated Credit Agreement, dated June 20, 2007	Exhibit 10.2	6/20/07

10.24	Lease with 5851 Westside Avenue Associates LLC, dated October 30, 2007	8-K Exhibit 10.1	11/5/07

Exhibit Number	Description of Document	Incorporated By Reference	Form Date	Filed Herein
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Switch & Data Facilities Company, Inc. Registrant

Date: November 13, 2007	By:	/s/ Keith Olsen
Keith Olsen
Chief Executive Officer

Date: November 13, 2007	By:	/s/ George Pollock, Jr.
George Pollock, Jr.
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002