Form 10-K
period 2007-12-31
Switch & Data Facilities Company, Inc.
filed 2008-02-28
CIK 1371011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filers, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Non-accelerated filer  ☒

Accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Market on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $650,201,222. For purposes of this calculation, it has been assumed that all the registrant’s shares of the registrant’s common stock held by directors, executive officers, and stockholders beneficially owning five percent or more of the registrant’s common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

As of February 15, 2008, a total of 34,311,387 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Part III—Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with Securities and Exchange Commission within 120 days after the end of our 2007 fiscal year. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

PART I

ITEM 1.	BUSINESS

The words “Switch and Data”, “we”, “our”, “ours”, “us” and the “Company” refer to Switch & Data Facilities Company, Inc. This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth in our industry, our customers’ industries and the general economy;

•	variability of operating results;

•	seasonality;

•	the availability and cost of sufficient electrical power and cooling capacity;

•	the nonrenewal of any of our facilities leases;

•	our ability to complete capital expenditure projects on time and on budget;

•	the variability of customer requirements;

•	other economic, business, and competitive factors affecting our customers, our industry and business generally; and

•	other factors that we may not have currently identified or quantified.

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

All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or which we hereafter become aware. You should read this document and the documents that we incorporate by reference into this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

OVERVIEW

We are a leading provider of colocation and network neutral interconnection services primarily to Internet dependent businesses including telecommunications carriers, Internet service providers, online content providers and enterprises. Our colocation services provide space and power for customers’ networking and computing equipment allowing those customers to avoid the costs of building and maintaining their own facilities. As a network neutral provider, we do not own or operate our own network, and, as a result, our interconnection services enable our customers to exchange network traffic through direct connections with each other or through peering connections with multiple parties. We manage 34 facilities which is the broadest network neutral footprint in North America. Our footprint includes our facility in Palo Alto, one of the first commercial Internet exchanges in the world. Our high network densities, as demonstrated by approximately 19,500 cross connects between our customers, create a network effect, which provides an incentive for our existing customers to remain within our facilities and is a differentiating factor in attracting new customers. This network effect combined with our broad geographic footprint contributes to the growth of our customer base and revenue, which we believe will also increase our operating cash flow due to the fixed nature of certain of our operating costs.

We generate revenue by providing the following to our customers:

•	connections to carriers or other customers;

•	connections to the Internet exchange;

•	space to house networking or Internet equipment;

•	power and cooling to support the equipment; and

•	technical support.

Our network neutral business model is a primary differentiating factor in the market. We do not own or operate our own network, and as a result, our customers are able to connect directly to their choice of telecommunications service providers in an open and competitive marketplace. These service providers include global tier 1 network service providers, Internet service providers, tier 2 network service providers, and international telecommunications carriers. We believe the ability to connect directly with global telecommunications service providers and each other enables our customers to reduce network transit costs, improve the performance of their services, and reduce their time to market.

We offer interconnection services, which include cross connect and Internet exchange services, and colocation services, which include space and power for our customers’ networking and computing equipment. Our diverse customer base includes some of the world’s largest network service providers, metropolitan service operators, Internet service providers, online content providers, and enterprise customers. Our global telecommunications carrier and Internet service provider customers include AT&T, AboveNet Communications, AOL, and Qwest. Our international carrier customers include BT, ChungHwa Telecom, Singapore Telecommunications, Telecom Italia, Tata Communications, and Telmex USA. Our online content provider customers include Akamai, CBS Broadcasting, CNET, DirecTV, Electronic Arts, Forbes, Google, LimeLight Networks, Yahoo!, and YouTube. Our enterprise customers consist of Internet dependent businesses, including Amazon.com and Factset, and other enterprises such as Hewlett Packard, Microsoft, Nokia, Spirit Airlines, and VeriSign.

We believe our broad geographic footprint represents a competitive advantage in that we have facilities in 14 of the 15 largest metropolitan service areas in the United States and is the broadest of any of our network neutral competitors. Our presence in these markets enables us to serve customers in locations where Internet traffic is most concentrated and to serve customers who require a broad geographic footprint. As of December 31, 2007, of our top 100 customers, 72 utilize our services in multiple markets.

Since our founding in 1998, we have increased our revenue through a combination of organic growth and acquisitions. We believe our customer base of over 890 customers as of December 31, 2007 provides a platform for organic growth. Incremental sales to existing customers comprised approximately 86% of new sales for the year ended December 31, 2007. Since March 2003, we have completed several acquisitions and integrated their 12 facilities into our operations. These acquisitions have increased our network densities, expanded our customer base and broadened our geographic footprint.

Several favorable trends in our industry are driving demand for our colocation and network neutral interconnection services. These trends include growth in Internet traffic driven by, among other things, increasing broadband penetration and a proliferation of broadband intensive applications, an increasing need for advanced networking technology provided through reliable and secure infrastructure, and a growing awareness of business continuity and disaster recovery planning. We believe that our competitive strengths (including our network neutral business model, our high network densities, our broad network neutral geographic footprint, our robust facilities and operational excellence, and our engineering and networking expertise) position us well to capitalize on the growing demand for our services.

RECENT DEVELOPMENTS

Throughout 2007, we continued to execute on our strategy to expand our footprint in existing markets. New leases were executed in 2007, that will add nearly 237,000 gross square feet to our geographic footprint. Most notably are the addition of facilities in the San Francisco Bay area and New York Metro area, adding over 42,000 and 163,000 square feet, respectively. The new expansion space is being built out to our standards to support the high density AC and DC power requirements of our customers’ equipment. Our plan is for the expansion space to begin opening to customers in the first quarter of 2008 and continue to open through year end 2008.

INDUSTRY

Overview

International Data Corporation (IDC) predicts that worldwide Internet users will rise from 969 million in 2005 to 1.6 billion in 2010, for a compound annual growth rate of 11%. In the U.S., approximately 73.5% of households had access to the Internet in 2006 a figure expected to rise to 81.6% by 2011, according to Wilkofsky Gruen Associates. Growth in Internet traffic is being driven by increasing broadband penetration, the proliferation of bandwidth intensive services, increasing online usage and the maturity of online business models, among other factors. At current growth rates, IDC projects broadband penetration of active internet users will exceed 90% during 2008 and broadband revenues may increase by 50% by 2010. Broadband penetration increases as consumers experience the benefits of broadband access like richer content, voice over internet protocol, online video, online music, and online gaming. Increasing broadband penetration is enabling the proliferation of bandwidth intensive services, by providers who benefit from colocation and network neutral interconnection services.

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

Colocation Services

Growth in Internet traffic is also leading to increasing demand for colocation services. A colocation facility is typically located in close proximity to telecommunications service providers and houses networking and computing equipment such as switches, routers, fiber optic transmission gear, and servers for businesses that need to connect with each other and the Internet. The highly controlled environment required for this equipment is characterized by redundant power infrastructure, reinforced floors, sophisticated security and monitoring; and reliable heating, ventilation, and air-conditioning systems. Due to the high cost of building and maintaining colocation facilities, businesses often outsource these services to colocation service providers.

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

Network Specific Colocation. Network specific colocation services are typically offered by service providers who own or manage networks. These service providers typically encourage or require customers to utilize their own networks.

Interconnection Services

Interconnection services enable businesses to exchange network traffic through direct connections with each other or through peering connections with multiple businesses. Direct connections are provided through a variety of media including fiber optic, Ethernet, or coaxial cabling . Peering connections are provided over a shared switch fabric at an Internet exchange facility. Growth in Internet traffic is leading to increasing demand for interconnection services, as network service providers, Internet service providers and other Internet dependent businesses require additional connectivity to efficiently exchange increasing amounts of network traffic primarily driven by rich media and IP centric applications. Online content providers, and providers of other bandwidth intensive services, in particular, require high densities of interconnections and scalability of a service provider’s interconnection infrastructure in order to optimize their services. For these businesses, direct interconnection with each other as well as with multiple network service providers within a facility reduces transit costs, increases the performance of their services, and reduces their time to market.

Industry Trends

Several industry trends are leading to increasing demand for high quality network neutral interconnection and colocation services.

Growth in Internet Traffic. Growth in Internet traffic is being driven by increasing broadband penetration, the proliferation of bandwidth intensive services and the maturity of online business models, among other factors. IDC projects broadband penetration of active internet users will exceed 90% during 2008 and broadband revenues may increase by 50% by 2010. Social networking websites, such as YouTube, MySpace, and Facebook, have become an essential part of the lives of people aged nine to seventeen, where 96% connect to a social network at least once a week, reports Alloy Media & Marketing. Neilsen Soundscan expects global online music service revenues to grow, from $979 million for 2005 to almost $5.5 billion in 2010. IDC forecasts that U.S. revenues from online games will increase dramatically from $1.8 billion in 2006 to $4.9 billion in 2010. We believe the growth in demand for these bandwidth intensive services represents a significant opportunity for providers of colocation and network neutral interconnection services.

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

Increasing Power and Cooling Requirements. Networking and computing equipment manufacturers are continuously reducing the size of the equipment they manufacture while increasing the speed at which this equipment can receive, process and transmit data. However, reduced size has generally not translated into reduced energy consumption or heat generation, although it has allowed customers to place more equipment in a given area. As a result, customers of colocation services are requiring more power and cooling infrastructure for their networking and computing equipment. We believe that only those interconnection and colocation service providers that have the capital, expertise, and experience to scale their infrastructure will be able to meet customers’ increasing power and cooling requirements.

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

OUR COMPETITIVE STRENGTHS

We believe that our competitive strengths position us well to capitalize on the growing demand for our services.

Network Neutral Business Model

We do not own or operate our own network, and therefore we do not compete with telecommunications service providers including network service providers and Internet service providers. As such, our customers are able to connect directly to their choice of multiple network service providers and Internet service providers in an open and competitive marketplace. We believe this enables our customers to reduce network transit costs, improve the performance of their services, and compress their time to market.

High Network Densities

We have approximately 19,500 cross connects between our customers. These interconnections represent among the highest network densities in our industry, as measured by interconnections per cabinet. We believe our high network densities create a network effect, which provides an incentive for existing customers to remain within our facilities and for new customers to join and interconnect.

Broad Network Neutral Geographic Footprint

Our geographic footprint includes 34 facilities in North America. This footprint includes facilities in 14 of the 15 largest metropolitan service areas in the U.S., more than any of our network neutral competitors. Our presence in these markets enables us to serve customers in locations where Internet traffic is most concentrated and to serve customers who require a broad geographic footprint.

Robust Facilities and Operational Excellence

We believe our ability to meet high service levels is attributable primarily to the quality of our facilities and the capabilities of our operations personnel. Our facilities and operations personnel address our customers’ infrastructure needs, including security, cooling, and redundant power. As a result, we are able to provide a 99.999% uptime guarantee as part of our service level agreements with our customers.

Engineering and Networking Expertise

We have gained significant engineering and networking expertise throughout our history, including through our ownership and operation of PAIX, one of the first commercial Internet exchanges. This expertise enables us to design and architect facilities which proactively address the evolving needs of our customers. We are also able to incrementally scale our infrastructure, including by connecting our facilities within a metro market.

OUR STRATEGY

Our objective is to be the leading provider of colocation and network neutral interconnection services in North America. The key elements of our strategy are as follows:

Focus on our Top Markets

We derive the majority of our revenue from our top markets, which are the New York Metro area, the Northern Virginia Area, the San Francisco Bay Area, Seattle, Dallas, Philadelphia, Toronto, Atlanta, Chicago and Los Angeles. Our top markets are those markets which we believe to be most important strategically to our business. These markets are experiencing the most rapid interconnection and new customer growth. Our expansion efforts during 2007 concentrated on these markets and resulted in the execution of leases that will add nearly 237,000 gross square feet of space. We intend to maintain our existing operations and are evaluating additional opportunities to expand.

Leverage Network Densities

By increasing network densities within our facilities, we are able to further enhance our value proposition to our customers. We target customers in bandwidth intensive segments such as online gaming, voice-over-Internet protocol, and Internet protocol television and others that capitalize on digital convergence. These customers require facilities with high network densities to optimize their business models and enhance the experiences of their end users. To facilitate higher network densities, we intend to continue to invest in our network infrastructure, including additional deployment of 10 Gigabit peering solutions. We believe that leveraging our network densities will enable us to continue to attract and retain customers who derive the greatest value from our interconnection services.

Strengthen Existing Customer Relationships and Reach New Customers

We are working to strengthen relationships with our largest customers and deepen relationships with our broader customer base. This relationship building includes efforts from our sales force, our support operatives, who are available 24 hours a day, 365 days a year, and our billing and collection teams.

We are also working to develop relationships with customers in emerging, bandwidth intensive segments, and investing in new sales channels that will incorporate our services as part of a broader communications solution. We are using a combination of our national account sales managers, an inside sales group, and relationships with systems integrators to implement this strategy.

Focus on High Growth Industries

Certain segments of our customers have experienced growth rates higher than our overall business. We intend to focus our efforts on these high-growth segments to accelerate our overall growth rate. Within these segments, we are primarily focused on content and entertainment companies. We are investing in capabilities to help these companies design, develop, and deploy infrastructure solutions to support their business growth.

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

OUR SERVICES

We provide colocation and network neutral interconnection services and certain other services to our customers.

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

Colocation Space. Our colocation space includes secure cabinets, racks, and cages. We provide colocation space for an initial installation fee and a recurring monthly fee per cabinet or rack, or for a cage per square foot of space.

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

Cross Connect Services. Cross connect services enable one-to-one interconnections between customers within a facility, reducing network costs and network latency. These services allow customers to connect their networks through a direct physical connection in a meet-me-room. Cross connect services are offered through a variety of media including fiber optic, Ethernet, or coaxial cabling, for an initial installation fee and a recurring monthly fee per connection.

Internet Exchange Services. Internet exchange services enable one-to-many interconnections between customers over a shared switch fabric within a facility, further reducing network costs and network latency. We offer these services in six of our markets including the San Francisco Bay Area, New York City, Seattle, Dallas, Atlanta, and the Northern Virginia Area. We provide Internet exchange services at port capacities ranging from 100 megabits per second to 10 gigabits per second for an initial installation fee and a recurring monthly fee, based on port capacity.

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

Other Services

TechSmart® Technical Support Services. TechSmart® technical support services are provided by our technicians, who are available 24 hours per day, 365 days per year. These services include remote hands, equipment installation and maintenance, cabling, circuit testing, tape swaps, equipment rebooting, and power cycling. We charge customers for these services on an hourly basis or under contractual arrangements for a certain number of hours of technical support per month.

OUR CUSTOMERS

Our customers include global telecommunications service providers, online content providers, and enterprises. Our global telecommunications service provider customers include tier 1 network service providers, metropolitan service operators, Internet service providers, tier 2 network service providers, and international telecommunications carriers. Our online content provider customers consist of businesses that deliver content and content based services over the Internet. Our enterprise customers include businesses that are dependent on the Internet, as well as units or divisions of those businesses that are dependent on the Internet. For the years ended December 31, 2007, 2006, and 2005, no customer represented more than 10% of our total revenue. As of December 31, 2007, we had over 890 customers.

Selected customers include:

Telecommunications Service Providers	Online Content Providers	Enterprises
AboveNet	Akamai	Amazon.com
AOL	CBS Broadcasting	DirecTV
BT	Electronic Arts	ebay
ChungHwa Telecom	Forbes.com	Factset
Cox Communications	Google	GlaxoSmithKline
Grande Communications	Kanoodle.com	Nokia
Japan Telecom	Limelight Networks	Prophet Financial Systems
Qwest	Microsoft	SI International
Singapore Telecom	Netflix	Syniverse
Telecom Italia	Yahoo!	Verisign
T-Systems	YouTube	Virgin Radio

The majority of our customer agreements are structured as master or umbrella service agreements that contain all of the general terms and conditions including, but not limited to, payment terms, termination provisions, confidentiality, notice provisions, indemnity provisions, and limitation of liability. The master agreements also incorporate a “Policies and Procedures” document that contains additional customer requirements including, but not limited to, installation, insurance, and security.

The terms of legacy master agreements automatically renew for as long as there are underlying service orders for service. The master agreements do not have any specific services or associated prices or terms of specific services as those terms are all set forth in separate service orders. The service order sets forth the type of service, the length of the service term, and the monthly or one-time charge for the services. Space, power, and ports are generally sold for one to three year terms. Certain products, such as cross connects, are typically sold on a month-to-month basis.

New master agreements are for a fixed term with specific service and price agreements.

SALES AND MARKETING

Sales

We use a multi-channel approach to sales. Our sales organization includes senior managers and sales representatives, who are organized into three sales groups: national account management, inside sales, and indirect sales. Our national account management group focuses on strengthening relationships with our largest customers and penetrating new target accounts. Our inside sales group is responsible for deepening relationships with customers that are not covered by our national account management group. This group is the primary destination for new customer leads. Our indirect sales group is responsible for developing and managing relationships with third party sales partners. These partners sell our services as part of a broader communications solution.

Marketing

Our marketing organization is focused on leading and supporting our sales efforts through a comprehensive approach, including creating service strategies and implementing channel marketing initiatives. We support new service development and delivery by providing updates on the competitive landscape including pricing, evolving customer needs, technological advancements, and industry trends. Our brand is actively promoted in North America through targeted public relations campaigns, sponsorship of key industry forums, and participation in relevant industry conferences where we can access key customer decision makers. Our channel marketing effort is responsible for developing demand generation campaigns and for creating selling tools and collateral for targeted sales campaigns.

COMPETITION

The market for our services is highly competitive and we compete primarily based on network density, quality of service, location, and price. We are unable to estimate our market share in total or within a particular market because many of our current competitors are privately-held, or are divisions of publicly-held companies that do not segregate information specific to our industry in their publicly available disclosures. As a result, we are unable to provide market share information for our industry. Even if we were able to provide current market share information for our industry, such information may become inaccurate after a short period of time due to other entities’ exit from, and entrance into, our market. Our competitors include the following service providers:

Network Neutral Interconnection and Colocation Service Providers

These competitors, including Equinix and Terremark, offer services that are similar to ours, including cross connect services, Internet Exchange Services, and colocation services.

U.S.-based Telecommunications Carriers

These telecommunications carriers, which include AT&T and Verizon, typically provide interconnection services through a single owned network and generally require bandwidth capacity minimums as part of their pricing structures. We believe these competitors operate colocation facilities primarily to help sell their core telecommunications and Internet access services. They are generally regional or national, with widespread brand recognition and significant financial resources.

Managed Service Providers, Web Hosting Companies and Internet Service Providers

Managed service providers, such as AboveNet, InterNAP, and Savvis, generally require that customers purchase their Internet access and managed services directly from them. Some web hosting companies and Internet service providers, such as NaviSite, also provide colocation services as part of their offerings. Unlike some of our competitors, we do not own or operate our own network, we do not own the buildings in which we operate our business, and we do not currently provide managed services such as data storage, web hosting services, network connectivity and information technology support services to our customers. In addition, relative to us, some of our competitors possess longer operating histories, greater financial resources (which enable, or may enable, such competitors to adopt aggressive pricing policies), a greater presence in our markets and other markets around the world, a greater ability to differentiate their respective facilities and services and greater brand name recognition.

INTELLECTUAL PROPERTY

We consider certain of our processes, systems, methodologies, databases, software, and trademarks to be proprietary. We rely on a combination of trade secret, copyright, trademark and other laws, license agreements and nondisclosure, noncompetition, and other contractual provisions and technical measures to protect our proprietary and intellectual property rights. We consider our trademarks “SWITCH AND DATA,” “PAIX,” “TECHSMART,” “MetroPAIX,” and “SINGLECNXT” to be materially important to our business and these trademarks are renewable for their statutory terms.

EMPLOYEES

As of December 31, 2007, we employed 300 persons in the United States and 13 in Canada. Of the total employees, 81 were employed in engineering and central operations, 72 were employed in sales and marketing, and 51 were employed in management, finance, and IT. Additionally, we had 109 employees at our facilities.

We believe our relations with our employees are good. Our employees are not represented by a labor union and are not covered by a collective bargaining agreement.

ADDITIONAL INFORMATION

We file annual, quarterly, special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any documents that we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the SEC’s website at http://www.sec.gov. In addition, we make available free of charge on or through our Internet website, http://www.switchanddata.com under “Investor Relations”, all of the annual, quarterly and special reports, proxy statements, Section 16 insider reports on Form 3, Form 4 and Form 5 and amendments to these reports and other information we file with the SEC. Additionally, our board committee charters and code of ethics are available on our website and in print to any shareholder who requests them. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

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

We have never been profitable and have incurred losses since our inception. For the years ended December 31, 2005, 2006, and 2007, we incurred net losses of $11.3 million, $11.7 million and $0.8 million, respectively. Until 2003, we did not generate positive net cash flow from operations. As of December 31, 2007, we had an accumulated deficit of $217.6 million. There can be no guarantee that we will achieve profitability. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our operating results have fluctuated historically and could continue to fluctuate in the future which could affect our ability to maintain our current market position or expand.

Our operating results have fluctuated in the past and may continue to fluctuate in the future as a result of a variety of factors, many of which are beyond our control, including the following:

•	changes in general economic conditions and specific market conditions in the telecommunications and Internet-related industries;

•	demand for colocation and interconnection services at our facilities;

•	our ability to complete capital expenditures projects on time and on budget;

•	competition from other suppliers of the services we offer;

•	the timing and magnitude of operating expenses, capital expenditures, and expenses related to the expansion of sales, marketing, and operations;

•	the cost and availability of power and cooling capacity;

•	the mix of our current services;

•	the financial condition and credit risk of our customers; and

•	our acquisition of additional facilities.

Any of the foregoing factors could have a material adverse effect on our business, results of operations, and financial condition. Although we have experienced growth in revenues and income in recent quarters, this growth rate is not necessarily indicative of future operating results. A relatively large portion of our expenses are fixed, particularly with respect to lease and personnel expenses, depreciation and amortization expenses, and interest expense. Therefore, our results of operations are particularly sensitive to fluctuations in revenues and the speed at which we complete facility expansions. As such, comparisons to prior periods should not be relied upon as indications of our future performance.

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

Our facilities have reached high rates of utilization in many of our key markets. Our ability to meet the growing needs of our existing customers and to attract new customers in these key markets depends on our ability to add additional capacity by incrementally expanding our existing facilities or by locating and securing additional facilities in these markets. Such additional facilities must meet specific infrastructure requirements such as access to multiple telecommunications carriers, a significant supply of electrical power, high ceilings, and the ability to sustain heavy floor loading. In many markets, the supply of facilities with these characteristics is limited and subject to high demand. If we are unable to expand our capacity in a timely and cost-effective manner, our business and results of operations may be adversely affected.

We are continuing to invest in our expansion efforts but we may not have sufficient customer demand in the future to realize expected returns on these investments.

We continue to execute upon our strategy to expand our footprint in existing markets. We will be required to commit substantial operational and financial resources to new and expanded facilities, generally six to eighteen months in advance of placing customers in such facilities, and we may not have sufficient customer demand in those markets to support these new and expanded facilities once they are built. In addition, unanticipated technological changes or excess capacity in the colocation market could negatively affect customer demand for our facilities. If any of these events were to occur, it could make it difficult for us to realize expected or reasonable returns on these investments and could have a material adverse effect on our operating results.

We do not own the buildings in which our facilities are located. Instead, we have chosen to lease our facility space, and the non-renewal of leases could be a significant risk to our ongoing operations.

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

Additionally, seven of our leases do not contain renewal options. Renewing these leases at favorable terms will be critical to continuing those operations in the Los Angeles, Atlanta, and New York Metro area markets. Even those leases which contain renewal options do not ensure long-term operations at those facilities.

If our contracts with our customers are not renewed or are terminated, our business could be substantially harmed.

Our customer contracts for space and power typically have terms of one to three years. Interconnection services are typically provided either on a month-to-month basis or over a one year term. Our customers may elect to not renew these contracts. Furthermore, our customer contracts are terminable for cause if we breach a material provision of the contract, including the failure to provide power or connectivity for extended periods of time, or violate applicable laws or regulations. We may face increased competition and pricing pressure as our customer contracts become subject to renewal. Our customers may negotiate renewal of their contracts at lower rates, for fewer services or for shorter terms. If we are unable to successfully renew our customer contracts on their current terms, or if our customer contracts are terminated, our business could suffer.

We have been sued by landlords for breaches of our lease agreements. An adverse determination in any of these proceedings could result in significant liabilities.

We have two open cases with respect to disputes arising out of alleged breaches of our abandoned lease agreements. One of these is a suit filed in Milwaukee, Wisconsin in May 2006, related to a letter of intent signed in January 2000, where the plaintiff is seeking damages of $4.7 million consisting of alleged lost rents, losses on the sale of the building, and attorneys’ fees. The second suit was filed in New Orleans, Louisiana in October 2001, involves a plaintiff that is seeking damages of $3.6 million consisting of alleged lost rent, restorative expenses, and lease commission. In the past, we have experienced adverse outcomes in litigation proceedings arising out of similar facts, and we have settled similar disputes for significant sums. The potential liabilities resulting from these claims may not be covered by our insurance policies or may be disputed by our insurers. Moreover, even if the claims brought against us are unsuccessful or without merit, the cost of defending these suits may result in a material adverse effect on our liquidity.

Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could reduce our revenues, harm our business reputation, and have a material adverse effect on our financial results.

Our business depends on providing customers with highly reliable service. The services we provide are subject to failure resulting from numerous factors, including:

•	human error;

•	power loss;

•	improper building maintenance by the landlords of the buildings in which our facilities are located;

•	physical or electronic security breaches;

•	fire, earthquake, hurricane, flood, and other natural disasters;

•	water damage;

•	the effect of war, terrorism, and any related conflicts or similar events worldwide; and

•	sabotage and vandalism.

Problems at one or more of our facilities, whether or not within our control, could result in service interruptions or equipment damage. We have service level commitment obligations to substantially all of our customers. As a result, service interruptions or equipment damage in our facilities could result in credits for service interruptions to these customers. We have at times in the past given credits to our customers as a result of service interruptions due to equipment failures. We cannot assume that our customers will accept these credits as compensation in the future. Also, service interruptions and equipment failures may expose us to additional legal liability and impair our brand image. We depend on our landlords and other third-party providers to properly maintain the buildings in which our facilities are located. Improper maintenance by such landlords and third parties increase the risk of service interruptions and equipment damage.

Additionally, certain of our facilities, including those in California, Florida and the Pacific Northwest, are located in areas particularly susceptible to natural disasters such as earthquakes, hurricanes, and tornadoes. The occurrence of any natural disaster could shut down one or more of our facilities and result in a material adverse effect upon our results of operations. Moreover, we may not have adequate property or liability insurance to cover catastrophic events.

We may not be able to compete successfully against current and future competitors.

We compete with network neutral interconnection and colocation service providers and other telecommunications service providers, including U.S.-based telecommunications carriers and Internet service providers, managed service providers, and web hosting companies. Many of our competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources than us, and some have a greater presence in our markets and in other markets across the United States and around the world.

Because of their greater financial resources, some of our competitors have the ability to adopt aggressive pricing policies. As a result, we may suffer from pricing pressure that would adversely affect our ability to generate revenues and adversely affect our operating results. In addition, certain of these competitors currently offer colocation and network neutral interconnection services in the same markets where we have facilities, and other competitors may start doing so in the future. Some of these competitors may also provide our current and potential customers with additional benefits, including one-stop shopping options through bundled colocation and interconnection services, and may do so in a manner that is more attractive to our potential customers than our services. These competitors may be able to provide bundled colocation and interconnection services at prices lower than our cost structure allows. If, as a result of such efficiencies, these competitors are able to adopt aggressive pricing policies for colocation and interconnection services, our ability to generate revenues would be materially and adversely affected.

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

Finally, we may also experience competition from our landlords. Rather than leasing available space in our buildings to us or other large single tenants, they may decide to convert the space instead to smaller units designed for multi-tenant colocation and interconnection use. Landlords may enjoy a cost advantage in providing services similar to those provided by us, and this could also reduce the amount of space available to us for expansion in the future.

If we fail to differentiate our facilities and services from the services provided by our current or future competitors, we may not be able to compete successfully and our business and results of operation may be adversely affected.

We are dependent upon third-party suppliers for power and certain other services, and we are vulnerable to service failures of our third-party suppliers and to price increases by such suppliers.

We generally do not control the amount of power our customers draw from their installed circuits. We rely on third parties to provide power, and we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. If the amount of power available to us is inadequate to support our customer requirements or delivery of power does not occur in a timely manner, we may be unable to provide our services to our customers and our operating results and cash flow may be materially and adversely affected. In addition, our facilities are susceptible to power shortages and planned or unplanned power outages caused by these shortages such as those that occurred in California during 2001, in New York City and the Northeast in 2003, and in Miami in 2005. The overall power shortages in California, where four of our facilities, including our Palo Alto facility, are located, have increased the cost of energy, which we may not be able to pass on to our customers. We also believe that the Northeast remains particularly vulnerable to power shortages. We attempt to limit exposure to power shortages by using backup generators and batteries. Power outages, which may last beyond our backup and alternative power arrangements, would harm our customers and our business. In the past, a limited number of our customers have experienced temporary losses of power. We could incur financial obligations or be subject to lawsuits by our customers in connection with a loss of power. In addition, any loss of services or equipment damage could reduce the confidence of our customers in our services and could consequently impair our ability to attract and retain customers, which would adversely affect both our ability to generate revenues and our operating results.

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

Our ability to grow depends on our ability to develop and maintain a diverse customer base, consisting of a variety of businesses, including telecommunications carriers, Internet service providers, and enterprises. We believe creating a diverse customer base in each facility will generate incremental interconnection revenues in the long-term and increase our overall revenues. Our ability to attract and retain these customers will depend on a variety of factors, including the presence of multiple telecommunications carriers in our facilities, the mix of services offered by us, our overall customer mix, the operating reliability and security of our facilities, and our ability to market our services effectively across different customer segments. If we fail to develop and maintain a diverse customer base, our business and results of operations may be adversely affected.

We may make future acquisitions, which could include integration and other risks that could harm our business.

Since March 2003, we have made several acquisitions. We may acquire complementary businesses, product or service lines, and technologies in the future. There can be no assurance that we will be able to successfully integrate our acquisitions. To finance these acquisitions, we may incur additional debt and issue additional shares of our stock, which will dilute existing stockholders’ ownership interests in us and may adversely affect our business and operations.

Specific challenges we have encountered in our prior acquisitions include the following:

•	unexpected additional capital expenditures to improve the condition of the acquired equipment so as to achieve the desired level of quality of service;

•	additional capital expenditures because of less product availability than expected;

•	loss of customers; and

•	difficulties in maintaining uniform procedures, policies, and controls.

Future acquisitions may expose us to the challenges set forth above and other risks such as:

•	the diversion of senior management’s attention from daily operations to the negotiation of transactions and integration of the acquired businesses, product or service lines, and technologies;

•	the inability to achieve projected synergies;

•	the possible loss or reduction in value of acquired businesses;

•	the possible loss of key personnel; and

•	the assumption of undisclosed liabilities.

The failure to successfully integrate acquired businesses, operations, or technologies could have a material adverse effect on our business, results of operations, and financial condition. Successful integration will depend on our ability to manage acquired operations, realize revenue growth from an expanded customer base, and eliminate duplicative and excess costs, among other factors.

Failure to design, implement and maintain effective internal controls could have a material adverse effect on our business and stock price.

As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish and maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our financial statements and harm our operating results. In addition, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors on our internal control over financial reporting. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent auditors may not issue a favorable assessment. If either we are unable to conclude that we have effective internal control over financial reporting or our independent auditors are unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. We have completed our first Section 404 annual management report, which is included in this Annual Report on Form 10-K. Our auditor must complete its first attestation report as of December 31, 2008, which will be included in our 2008 Form 10-K (to be filed in 2009).

Our services have a long sales cycle that may have a material adverse effect on our business, financial condition, and results of operations.

A customer’s decision to license rack, cabinet, or cage space in one of our facilities and to purchase interconnection services typically involves a significant commitment of our time and resources. Many customers are reluctant to commit to purchasing our colocation and interconnection services until they are confident that our facility has adequate available carrier connections and network density. As a result, we may experience a long sales cycle for our services. Furthermore, we may expend significant time and resources in pursuing a particular sale or customer that does not generate revenue. Delays due to the length of our sales cycle or costs incurred that do not result in sales may have a material adverse effect on our business, financial condition, and results of operations.

Our success largely depends upon retaining the services of our management team.

We are highly dependent on our management team. We expect that our continued success will largely depend upon the efforts and abilities of members of our management team. The loss of services of any key executive for any reason could have a material adverse effect upon us. Our success also depends upon our ability to identify, develop, and retain qualified employees. The loss of some of our management and other employees could have a material adverse effect on our operations.

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

We have not been successful in attracting customers in several regional markets and have closed several facilities.

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

As of December 31, 2007, our long-term debt obligations were $38.2 million. Our long-term debt obligations require that we maintain specific financial ratios and comply with covenants, including various financial covenants, which contain numerous restrictions on our ability to incur additional debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements. We have in the past violated certain covenants, including several violations during 2006 that were subsequently waived by our lenders. A default, if not waived by our lenders, could result in the acceleration of outstanding indebtedness and cause our debt to become immediately due and payable.

Our authorized but unissued common stock and preferred stock may prevent a change in our control.

Our amended certificate of incorporation authorizes us to issue additional shares of our common stock or preferred stock. In addition, our board of directors may classify or reclassify any unissued shares of our preferred stock and may set the preferences, rights, and other terms of the classified or reclassified shares. As a result, our board may establish a series of preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

•

blank-check preferred stock, the preference, rights, and other terms of which may be set by the board of directors and could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise benefit our stockholders;

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

We are subject to various environmental and health and safety laws and regulations, including those relating to the generation, storage, handling, and disposal of hazardous substances and wastes. Certain of these laws and regulations impose liability, without regard to fault or the lawfulness of the disposal activity, for the entire cost of the investigation and cleanup of contaminated sites on current and former owners and operators of real property and persons who have disposed of or released hazardous substances at any location. Our facilities contain tanks for the storage of diesel fuel and significant quantities of lead acid batteries to provide back-up power. We maintain an environmental compliance program that includes the implementation of required technical and operational procedures designed to minimize the potential for leaks and spills, maintenance of records, and manufacturers’ recommended preventative maintenance. However, we cannot guarantee that these systems will remain free from leaks or that the use of these systems will not result in spills. Any leak or spill of hazardous materials could result in interruptions to our operations and expenditures that could have a material adverse effect on our business, financial condition, and results of operations. Moreover, hazardous substances or regulated materials of which we are not aware may be present at facilities we operate and lease. To the extent any such contaminants are discovered at our facilities, we may be responsible under applicable laws, regulations, or leases for any required removal or cleanup at substantial cost. In addition, non-compliance with or liabilities under existing environmental or health and safety laws and regulations, or the adoption of more stringent requirements in the future, could result in fines, penalties, third-party claims, and other costs that could be material.

Risks Related To Our Industry

Our business depends on the continued use of the Internet, as well as the increasing adoption and usage of bandwidth intensive services.

Acceptance and use of the Internet may not continue to develop at historical rates and a sufficiently broad base of consumers may not continue to use the Internet and other online services as a medium of communication, commerce, and entertainment. Demand for Internet services and products is subject to a high level of uncertainty and such services and products are subject to significant pricing pressure. As a result, we cannot be certain that a viable market for our services will be sustainable in many of our markets. If the market for our services grows more slowly than we currently anticipate, our revenues and operating results will be materially and adversely affected.

Industry consolidation may have a negative impact on our business.

The telecommunications industry is currently undergoing consolidation. As our customers consolidate, there may be fewer telecommunications service providers available in our facilities and, with less network density in our facilities, our colocation and network neutral interconnection services may become less attractive to our customers. Further, our customers may require less colocation and interconnection services as they combine businesses. Given the competitive and evolving nature of this industry, further consolidation of our customers and competitors may present a risk to our network neutral business model and have a material adverse effect on our revenues and results of operations.

Changes in technology could adversely affect our business.

The markets for the services we offer are characterized by rapidly changing technology, evolving industry standards, frequent new service introductions, shifting distribution channels, and changing customer demands. We may not be able to adequately adapt our services or acquire new services that can compete successfully. We risk losing customers to our competitors if we are unable to adapt to this rapidly evolving marketplace.

In addition, our large telecommunications service provider customers that may be colocated at our facilities and our competitors’ facilities may, for reasons that are beyond our control, decide to upgrade the equipment in our competitors’ facilities but not at our facilities. This could lead to the phasing out of our facilities as a marketplace for telecommunications services, making our services less desirable for our customers. Such an occurrence would adversely affect our financial condition, our ability to retain existing customers, and our ability to attract new customers.

Government regulation of data networks is largely unsettled, and depending on its evolution, may adversely affect our business.

The telecommunications industry is currently undergoing a transformation in technology as it moves from a traditional dedicated circuit network architecture to a design where all forms of traffic—voice, video, and information—are transmitted as digital bits over IP-based networks. With the advent of these digital data transmissions and the growth of the Internet, data networks are becoming the networks over which all communications services can be offered. Determining the appropriate regulatory framework for these data networks is one of the most significant challenges facing federal and state telecommunication policy makers. As a result of this fundamental shift in the telecommunications industry’s underlying technology, various laws, and governmental regulations in Canada and at the federal, state, and local level in the U.S., governing IP-based services, related communications services, and information technologies remain largely unsettled.

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

The September 11, 2001 terrorist attacks in the U.S., the ensuing declaration of war on terrorism, the war in Iraq, and the continued threat of terrorist activity and other acts of war or hostility appear to be having an adverse effect on business, financial, and general economic conditions internationally. These effects may, in turn, increase our costs due to the need to provide enhanced security, which could have a material adverse effect on our business and results of operations. These circumstances may also adversely affect our ability to attract and retain customers, our ability to raise capital and the operation and maintenance of our facilities. We may not have adequate property and liability insurance to cover catastrophic events or attacks brought on by these factors. In addition, we depend heavily on the physical infrastructure, particularly as it relates to power, that exists in the markets in which we operate. Any damage to such infrastructure in these markets, particularly in our New York City and San Francisco Bay Area markets that are likely to be more prone to terrorist activity, may materially and adversely affect our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There is no disclosure to report pursuant to Item 1B.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Tampa, Florida. We lease space for our facilities in buildings with a significant concentration of telecommunications carriers or buildings located near the primary telecommunications central offices within a particular market. This proximity to telecommunications carriers significantly reduces the cost and complexity of connecting their networks to our facilities. We currently manage 34 facilities with approximately 931,500 gross square feet. The amount of gross square footage in each of our markets ranges from 6,800 to 252,700. The amount of gross square footage for our top markets by revenue ranges from 17,900 to 252,700 square feet. As of February 15, 2008, the following table shows the number and gross square footage of our facilities, along with other information:

Below is a table containing the material terms of all our leases in our top markets.

Market	Number of Our Facilities	Approximate Gross Square Footage	Lease Expiration Dates	Approximate 2008 Annual Rent (In thousands)	Renewal Option
Top Markets
New York Metro area*	4	252,700	Ranges from 2/2008 to 8/2023	$6,592	(1)
San Francisco Bay area*	3	107,200	Ranges from 8/2009 to 9/2025	$3,037	(2)
Dallas*	3	73,800	Ranges from 9/2015 to 6/2020	$2,000	(3)
Northern Virginia area*	3	62,600	Ranges from 9/2009 to 9/2009	$2,494	(4)
Toronto	1	54,600	Ranges from 4/2011 to 3/2019	$2,528	(5)
Seattle*	2	53,700	Ranges from 4/2014 to 8/2019	$2,257	(6)
Philadelphia	2	41,900	Ranges from 1/2018 to 10/2022	$930	(7)
Atlanta*	1	28,000	Ranges from 11/2009 to 5/2011	$647	(8)
Chicago	1	21,700	11/2013	$378	(9)
Los Angeles	1	17,900	2/2009	$215	None

Top Markets Total	21	714,100
Other Markets**	13	217,400

Total	34	931,500

*	Denotes market where we also provide Internet exchange services.
**	Boston, Buffalo, Cleveland, Denver, Detroit, Indianapolis, Miami (2 facilities), Nashville, Phoenix, Pittsburgh, St. Louis and Tampa.
(1)	Of our leased space in New York City, approximately 180,400 square feet is subject to a lease renewal option and approximately 72,300 square feet is not subject to a lease renewal option. A lease for approximately 3,300 square feet expires in February 2008 and negotiations are underway to continue our occupancy of this specific space for an additional 15 years.
(2)	All of our leased space in the San Francisco Bay area is subject to a renewal option.
(3)	Of our leased space in Dallas, approximately 33,100 square feet is subject to a lease renewal option, and approximately 40,700 square feet is not subject to a lease renewal option.
(4)	Of our leased space in Northern Virginia, approximately 38,000 square feet is subject to a lease renewal option, and approximately 24,600 square feet is not subject to a lease renewal option.
(5)	All of our leased space in Toronto is subject to a renewal option.
(6)	All of our leased space in Seattle is subject to a renewal option.
(7)	All of our leased space in Philadelphia is subject to a renewal option.
(8)	Of our leased space in Atlanta, approximately 11,800 square feet is subject to a lease renewal option, and approximately 16,200 square feet is not subject to a lease renewal option.
(9)	All of our leased space in Chicago is subject to a renewal option.

ITEM 3.	LEGAL PROCEEDINGS

We are currently involved in two lawsuits with former landlords or property owners relating to our non-occupancy of plaintiffs’ facilities and subsequent withholding of rent payments. We intend to vigorously defend our position in each of these lawsuits. However, we cannot assure you that we will ultimately be successful in these matters.

On May 31, 2006, we and our predecessor, Switch & Data Facilities Company, LLC, were served with a lawsuit alleging our failure to execute a lease in October 2000 for a building in Milwaukee, Wisconsin. Plaintiffs are claiming the rent and associated lease charges due for the entire ten year term of the lease of $3.7 million. Plaintiffs are also claiming $0.8 million loss on the sale of the building and $0.2 million for attorney’s fees. Management believes there is a range of likely outcomes and has accrued an amount at the low end of the range in accordance with Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company has accrued $0.1 million as of December 31, 2007 and such amount is included in lease litigation settlement in the Consolidated Statement of Operations for the year ended December 31, 2007. In the event of a settlement or trial, the ultimate expense to the Company may be materially different than the amount accrued.

Another suit filed on October 26, 2001, Continental Poydras Corporation vs. Switch and Data LA One, LLC and our predecessor, is pending in New Orleans, Louisiana. Plaintiff is seeking approximately $3.2 million for lost rent, $0.35 million for restorative expenses and immaterial amounts for paid lease commissions. There has been no record activity in this case since July 10, 2003.

In addition to the matters described above, we are presently involved in various legal proceedings arising in the ordinary course of our business operations, including contractual disputes, that we do not believe, based on information currently available to us, will materially adversely affect our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the three months ending December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.0001, is listed on the Nasdaq Global Market under the stock symbol “SDXC” and has been so listed since February 8, 2007, when it was first listed in connection with our initial public offering. We have no public trading history prior to February 8, 2007. The initial public offering price of our common stock on February 8, 2007 was $17.00 per share. The following table sets forth on a per share basis the low and high closing prices of our common stock as reported by the Nasdaq Global Market for each fiscal quarter since our common stock first began trading on February 8, 2007.

Fiscal 2007	Low	High
Fourth Quarter	$15.02	$20.97
Third Quarter	14.74	20.55
Second Quarter	16.48	19.38
First Quarter	17.46	20.23

Holders

The approximate number of stockholders of record of our common stock was 150 as of February 15, 2008. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

In 2005, we paid a cash dividend of approximately $11.4 million in the aggregate to holders of our predecessor’s Series D Redeemable Preferred stock in connection with the redemption of our predecessor’s Series D Redeemable Preferred stock and we paid a cash dividend of approximately $16.0 million in the aggregate to holders of our predecessor’s Series C Redeemable Preferred stock. We have not declared or paid any other dividends. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. Our existing credit facilities prohibit us from paying cash dividends, and any future financing agreements may prohibit us from paying any type of dividends.

Use of Proceeds from Sales of Registered Securities

On February 8, 2007, we commenced our initial public offering of our common stock, $0.0001 par value per share, pursuant to a Registration Statement on Form S-1 (File No. 333-137607) which the SEC declared effective on February 8, 2007. The aggregate gross proceeds to us from our initial public offering were approximately $153 million. The aggregate net proceeds to us were approximately $139.3 million, after deducting (i) approximately $10.7 million of underwriting discounts and commissions, and (ii) approximately $3.0 million in other costs related to the offering. There have been no changes to our disclosures regarding our use, and intended use, of proceeds from the sale of common stock at our initial public offering.

Equity Compensation Plans

We have filed a registration statement to register for resale the 5,132,542 shares of common stock reserved for issuance under our 2007 Stock Incentive Plan.

During 2007, at the consummation of our corporate reorganization, outstanding options to purchase our predecessor’s common stock, which were granted under our predecessor’s 2001 Stock Incentive Plan, were cancelled and are no longer outstanding. Outstanding options, totaling 188,121, granted under our predecessor’s 2003 Stock Incentive Plan to purchase our predecessor’s Series D-2 preferred stock have been replaced by 1,345,668 new options under our 2007 Stock Incentive Plan to purchase our common stock on the same terms and conditions as were applicable under the predecessor stock option. The strike price, and number of options were modified only to maintain the fair value of the options before and after the modification. The weighted average exercise price of such options is $3.01 per option.

Also granted during 2007 were 1,341,521 options to purchase equivalent shares of our common stock. Of such options, 1,316,521 were granted to our employees and have a weighted average exercise price of $17.15, with a ten year contractual term, vesting 25% each year over the next four years. The remaining 25,000 options were granted to non-employee directors and have an exercise price of $17.00, with a ten year contractual term, vesting immediately.

During 2007, 504,710 options were exercised. After giving consideration to forfeitures, a total of 2,465,389 shares remain reserved for issuance under our 2007 Stock Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	2,162,454	$11.76	2,465,389

Stock Performance Graph

The comparisons shown in the graph below are based upon historical data. Switch and Data cautions that the stock performance shown in the graph below is not indicative of, nor intended to forecast the potential future performance of SDXC.

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, that might incorporate this Form 10-K or future filings made by Switch and Data under those statutes, the Stock Performance Graph shall not be deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by Switch and Data under those statutes.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected data is derived from our consolidated financial statements. The selected consolidated financial data is qualified by reference to and should be read carefully in conjunction with the consolidated financial statements and notes thereto and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

We derived the financial data as of and for the year ended December 31, 2007 from our audited financial statements. We derived the financial data as of December 31, 2005 and 2006 and for the years ended December 31, 2005 and 2006 from the audited financial statements of our predecessor, Switch & Data Facilities Company, Inc., appearing elsewhere in this Annual Report under Form 10-K. We derived the financial data as of December 31, 2004 and for the year ended December 31, 2003 and 2004 from the audited financial statements of our predecessor not included in this Annual Report under Form 10-K. We derived the financial data as of December 31, 2003 from the unaudited financial statements of our predecessor not included in this Annual Report under Form 10-K.

Statement of Operations*:

	For the year ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share data)
Revenues:	$69,277	$90,461	$104,483	$111,028	$137,530
Costs and operating expenses:
Cost of revenues, exclusive of depreciation and amortization	31,795	42,703	53,896	59,537	70,986
Sales and marketing	6,883	10,765	9,846	12,324	16,313
General and administrative	7,092	9,768	9,568	10,374	15,039
Depreciation and amortization	18,046	27,163	29,869	23,459	25,584
Lease litigation settlements	—	6,629	—	—	2,600
Asset impairment	—	826	145	1,842	—

Total cost and operating expenses	63,816	97,854	103,324	107,536	130,522

Operating income (loss)	5,461	(7,393)	1,159	3,492	7,008
Interest income	121	140	106	77	1,808
Interest expense	(3,573)	(5,374)	(9,356)	(14,812)	(6,622)
Loss from debt extinguishment	(342)	(409)	(769)	—	(2,809)
Other income (expense)	329	62	183	(34)	(305)

Income (loss) from continuing operations before minority interest and income taxes	1,996	(12,974)	(8,677)	(11,277)	(920)
Minority interest in net income of consolidated partnership	(2,052)	(381)	—	—	—
Income taxes	(80)	(63)	(69)	—	(263)

Loss from continuing operations	(136)	(13,418)	(8,746)	(11,277)	(1,183)
Income (loss) from discontinued operations	(3,018)	(54)	(2,528)	(444)	397

Net loss	(3,154)	(13,472)	(11,274)	(11,721)	(786)
Preferred stock accretions and dividends	(15,120)	(16,938)	(33,691)	(13,530)	(227,522)

Net loss, attributable to common stockholders	$(18,274)	$(30,410)	$(44,965)	$(25,251)	$(228,308)

Income (loss) per share-basic and diluted:
Continuing operations, attributable to common stockholders	$(0.14)	$(0.28)	$(0.39)	$(0.23)	$(5.49)
Discontinued operations	$(0.03)	$(0.00)	$(0.03)	$(0.00)	$0.01

Net loss, attributable to common stockholders	$(0.17)	$(0.28)	$(0.42)	$(0.23)	$(5.48)
Weighted average shares outstanding, basic and diluted	107,787	107,787	107,787	107,545	41,626

*	Leases for facilities in Chicago and Kansas City expired in 2007 and were not renewed. Those facilities meet the criteria for classification as discontinued operations. As such, the income (loss) associated with these facilities are reflected in Discontinued operations in the financials above.

Balance Sheet Data:

	As of December 31,
	2003	2004	2005	2006	2007
	(In thousands)
Cash and cash equivalents	$10,664	$13,707	$10,417	$3,671	$45,595
Total assets	132,480	152,250	163,222	152,056	232,690
Long term obligations	26,620	65,291	153,602	151,816	72,160
Redeemable Preferred Stock	190,129	206,875	180,644	194,174	—
Total stockholders’ equity (deficit)	(115,242)	(144,866)	(189,360)	(214,320)	125,055

Statement of Cash Flow Data:

	For the year ended December 31,
	2003	2004	2005	2006	2007
	(In thousands)
Cash provided by (used in):
Operating activities	$20,725	$17,645	$25,333	$16,991	$38,641
Investing activities	(44,600)	(38,530)	(41,516)	(21,073)	(33,933)
Financing activities	28,699	23,929	12,875	(2,663)	36,563

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth in our industry, our customers’ industries and the general economy;

•	variability of operating results;

•	seasonality;

•	the availability and cost of sufficient electrical power and cooling capacity;

•	the nonrenewal of any of our facilities leases;

•	our ability to complete capital expenditure projects on time and on budget;

•	the variability of customer requirements;

•	other economic, business, and competitive factors affecting our customers, our industry and business generally; and

•	other factors that we may not have currently identified or quantified.

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

Overview

We are a leading provider of colocation and network neutral interconnection services primarily to Internet dependent businesses including telecommunications carriers, Internet service providers, online content providers and enterprises. Our colocation services provide space and power for customers’ networking and computing equipment allowing those customers to avoid the costs of building and maintaining their own facilities. As a network neutral provider, we do not own or operate our own network, and, as a result, our interconnection services enable our customers to exchange network traffic through direct connections with each other or through peering connections with multiple parties. We provide our services in 34 facilities, which is the broadest network neutral footprint in North America. Our footprint includes our facility in Palo Alto, one of the first commercial Internet exchanges in the world. Our high network densities, as demonstrated by approximately 19,500 cross connects between our customers, create a network effect, which provides an incentive for our existing customers to remain within our facilities and is a differentiating factor in attracting new customers. This network effect combined with our broad geographic footprint contributes to the growth of our customer base and revenue, which we believe will also increase our operating cash flow due to the fixed nature of certain of our operating costs.

Throughout 2007, we continued to execute on our strategy to expand our footprint in existing markets. New leases were executed in 2007, that will add nearly 237,000 gross square feet to our geographic footprint. Most notably are the addition of facilities in the San Francisco Bay area and the New York Metro Area, adding over 42,000 and 163,000 square feet, respectively. The new expansion space is being built out to our standards to support the high density AC and DC power requirements for our customers’ equipment. Our plan is for the expansion space to begin opening to customers in the first quarter of 2008 and continue to open through year end 2008.

As a result of our capacity expansions, we typically incur lease, utility, and personnel related expenses prior to being able to accept customers for, and generate revenue from, the additional capacity. However, as a result of the operating leverage inherent in our business model, we believe incremental revenue from these expansions will increase operating cash flow.

We intend to continue to maintain our existing operations and look for opportunities to expand our operations in our top markets. Our ability to maintain existing operations will depend in part on our ability to continue to renew the leases in the markets on favorable terms and to maintain good working relationships with our landlords. While most of our leases provide two five-year renewal options with rent set at then-prevailing market rates, seven of our leases do not contain renewal options. Renewing these leases at favorable terms will be critical to continuing those operations in the Los Angeles, Atlanta, and New York Metro area markets. Even those leases which contain renewal options do not assure long-term operations at those facilities.

We have exited certain facilities or markets that we deemed not to be profitable. In connection with our exit from these facilities and markets and in other cities where we have experienced losses, we have incurred asset impairment and discontinuation charges. During 2007 we did not renew leases for a facility in Chicago and a facility in Kansas City. Currently, we have no plans to exit any existing facilities or markets.

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

	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Number of customers	851	857	871	883	899
Number of cross connects	17,755	18,194	18,775	19,124	19,577
Cabinet equivalents billed(1)	5,843	5,987	6,184	6,636	6,883
Utilization Rate(2)	66.3%	66.6%	69.4%	70.0%	70.6%

	For the three months ended
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Percentage of incremental sales to existing customers	79%	88%	89%	87%	81%
Churn as a percentage of monthly recurring revenue	0.9%	1.0%	0.8%	0.9%	1.2%
New Sales (In thousands):
Recurring revenue(3)	$847	$896	$975	$779	$878
Nonrecurring revenue(4)	1,461	1,617	2,967	1,439	1,741

New Sales	$2,308	$2,513	$3,942	$2,218	$2,619

(1)	Cabinet equivalents billed is the sum of the actual cabinets billed in each facility plus the total cage square footage billed divided by 20.
(2)	The Utilization Rate is calculated as a percentage, the numerator of which is equal to the total space licensed to our customers and the denominator of which is equal to the total licensable space taking into account existing power and cooling constraints.
(3)	Monthly recurring revenue represents new service agreements entered into by new and existing customers during the given quarter. Revenue from these agreements will recur monthly over the life of the agreement.
(4)	Nonrecurring revenue represents the one-time installation fees associated with new service agreements. These one-time fees are billed to customers upon completion of the installation service and such revenue is recognized on a straight-line basis over the life of the agreement.

Colocation.

Space. We provide colocation space for a recurring monthly fee for a cabinet or rack, or on a per square foot basis for cage space. Our customers that license cage space typically use between 50 and 500 square feet in a facility, and often license such space in multiple facilities. Customers sign a service order, governed by the terms and conditions of a master services agreement, typically for one to three years.

Power. We provide conditioned power either on a term basis for one to three years or on a month-to-month basis, for a recurring monthly fee under both arrangements. We provide both alternating current and direct current power circuits. Our customers pay for power on a per amp basis, typically in 20 to 30 amp increments.

Interconnection Services.

Our interconnection services include our cross connect and Internet exchange services. Our cross connect services enable our customers to connect directly to a telecommunications carrier, Internet service provider, or other customers in our facilities. These services are typically provided for a recurring monthly fee per connection. Our Internet exchange services enable our customers to connect directly to our Internet exchange, which provides for public or private peering with other customers. Our customers license ports to connect to our Internet exchange for a recurring monthly fee per port, based on port capacity. Customers typically sign one year agreements for our Internet exchange services and month-to-month agreements for our cross connect services. We also generate recurring revenues from reselling Internet access, which we do to accommodate certain customers. We contract with certain Internet service providers and then resell their Internet access service to customers typically in one megabit per second to one hundred megabits per second increments. Customers typically sign a one-year contract for this service and pay us a recurring monthly fee per megabits per second.

Nonrecurring.

We generate nonrecurring revenue from the following services:

TechSmart Technical Support Services. We provide technical support services to assist customers with installation, circuit testing, power cycling, equipment rebooting, and other related services. Our customers pay for these services on an hourly basis or under contractual arrangements for a certain number of hours of technical support per month. We recognize revenue once the services have been provided.

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

The following table presents our revenues and percentage of revenues for the periods presented:

	For the three months ended December 31,				For the year ended December 31,
($ in Thousands)	2006		2007		2006		2007
Revenues
Colocation	$17,243	59%	$23,455	63%	$64,894	58%	$84,617	62%
Interconnection	10,413	36%	11,856	32%	41,222	37%	45,408	33%

Recurring Total	$27,656	95%	$35,311	95%	$106,116	95%	$130,025	95%
Nonrecurring	1,420	5%	2,186	5%	4,912	5%	7,505	5%

Total	$29,076	100%	$37,497	100%	$111,028	100%	$137,530	100%

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

We expect our utilities expenses to increase in the future on a per unit basis due to an increase in rates from our utility providers and increased usage of power by our customers. Further, we experience seasonality in our utilities expenses based on temperatures and seasonal rate adjustments, which causes the amount of these expenses to fluctuate during each year. As a result of our expansions, we typically incur lease, utilities and personnel related expenses prior to being able to accept customers for, and generate revenue from, the additional capacity. As we continue to expand our facilities in our top markets, we expect cost of revenues to increase.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel related expenses for our sales and marketing employees, including wages, benefits, bonuses, and commissions, and the cost of marketing programs such as sales support, trade shows, promotional events, print advertising and related travel expenses. We expect our sales and marketing expenses to increase in absolute dollars as we increase the headcount of our sales staff and increase our marketing and promotional efforts.

General and Administrative. General and administrative expenses include personnel related expenses as well as general travel, corporate communications, rent and insurance expenses, and outside legal, accounting and consulting expenses. Personnel related expenses include wages, benefits and bonuses for our executive management as well as for our accounting, legal, facilities design and construction, information technology, and human resources employees. We expect our general and administrative expenses to increase in absolute dollars.

Depreciation and Amortization. Depreciation expense includes depreciation of our leasehold improvements, generators, uninterruptible power systems, direct current power plants, heating, ventilation and air-conditioning equipment, furniture and fixtures. Amortization expense is composed of the amortization of our customer based intangible assets related to our acquisitions.

Asset Impairment. Asset impairment expenses represent the write-off of capitalized facility related assets which we have determined to be impaired.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented. The year-to-year comparison of financial results is not necessarily indicative of future results.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Revenues

	Year ended December 31,		$ Change	% Change
($ in Thousands)	2006	2007
Revenues	$111,028	$137,530	$26,502	24%

Revenues increased by $26.5 million, or 24%, to $137.5 million for the year ended December 31, 2007 compared to $111.0 million for the year ended December 31, 2006. Recurring revenue increased by $23.9 million from the sale of our services to new and existing customers and lower churn. The recurring revenue increase consisted of colocation and interconnection revenue of $19.7 million and $4.2 million, respectively. Existing customers comprised 86% of incremental sales during the year ended December 31, 2007. In addition, churn as measured by monthly recurring revenue was 1.0% for the year ended December 31, 2007, as compared to 1.4% for the year ended December 31, 2006. Nonrecurring revenue increased by $2.6 million. This increase is a result of increased installation revenue.

Cost of Revenues, exclusive of Depreciation and Amortization

	Year ended December 31,		$ Change	% Change
($ in Thousands)	2006	2007
Cost of revenues, exclusive of depreciation and amortization	$59,537	$70,986	$11,449	19%
As a percent of revenue	54%	52%

Cost of revenues increased by $11.5 million, or 19%, to $71.0 million for the year ended December 31, 2007 compared to $59.5 million for the year ended December 31, 2006. The increase was primarily from personnel expenses of $4.1 million directly related to supporting customer growth, which includes stock compensation expense of $1.3 million, a utilities increase of $3.3 million from additional power used by our customers, and a rent expense increase of $2.4 million, primarily from expansions in Seattle, Dallas, New York and Toronto. Property and other taxes increased by $1.0 million during 2007, primarily as the result of an excise tax audit by the State of Washington. We anticipate our cost of revenues will increase in absolute dollars as we continue our expansion.

Sales and Marketing

	Year ended December 31,		$ Change	% Change
($ in Thousands)	2006	2007
Sales and marketing	$12,324	$16,313	$3,989	32%
As a percent of revenue	11%	12%

Sales and marketing expenses increased by $4.0 million, or 32%, to $16.3 million for the year ended December 31, 2007 compared to $12.3 million for the year ended December 31, 2006. The increase is primarily from higher commissions of $1.6 million, stock based compensation of $1.1 million, and wages of $0.9 million.

General and Administrative

	Year ended December 31,		$ Change	% Change
($ in Thousands)	2006	2007
General and administrative	$10,374	$15,039	$4,665	45%
As a percent of revenue	9%	11%

General and administrative expenses increased by $4.6 million, or 45%, to $15.0 million for the year ended December 31, 2007 compared to $10.4 million for the year ended December 31, 2006. The increase was primarily from an increase of $1.8 million in stock based compensation, wages of $1.2 million, and professional fees associated with lease litigation and public company costs of $0.9 million.

Depreciation and Amortization

	Year ended December 31,		$ Change	% Change
($ in Thousands)	2006	2007
Depreciation and amortization	$23,459	$25,584	$2,125	9%
As a percent of revenue	21%	19%

Depreciation and amortization expenses increased by $2.1 million, or 9%, to $25.6 million for the year ended December 31, 2007 as compared to $23.5 million for the year ended December 31, 2006. The increase was due primarily to capital expenditures in our San Francisco Bay area and New York Metro area facilities.

Lease Litigation Settlement

	Year ended December 31,		$ Change	% Change
($ in Thousands)	2006	2007
Lease litigation settlement	$0	$2,600	$2,600	N/A	%
As a percent of revenue	0%	2%

Lease litigation settlement for the year ended December 31, 2007 includes $2.5 million related to a lease settlement in West Palm Beach and $0.1 million for lease litigation in Milwaukee.

Asset Impairment

	Year ended December 31,		$ Change	% Change
($ in Thousands)	2006	2007
Asset Impairment	$1,842	$0	$(1,842)	(100)%
As a percent of revenue	2%	0%

Asset impairment expense decreased by $1.8 million, or 100%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. We evaluate the carrying value of our long-lived assets, consisting primarily of the assets in our colocation facilities, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant loss of customers within a facility, or significant reductions in projected future cash flows. As a result of our asset impairment analysis, we determined that assets in facilities located in Indianapolis and Dallas had become impaired in 2006.

Operating Income

	Year ended December 31,		$ Change	% Change
($ in Thousands)	2006	2007
Operating income	$3,492	$7,008	$3,516	101%
As a percent of revenue	3%	5%

Operating income increased by $3.5 million, or 101%, to $7.0 million for the year ended December 31, 2007 compared to $3.5 million for the year ended December 31, 2006. The increase is primarily related to the increase in revenue of $26.5 million from sales to new and existing customers and lower churn. The increase in revenue was offset by increased expenses, including $11.5 million, $4.6 million, $4.0 million, and $2.1 million, for cost of revenues, general and administrative, sales and marketing, and depreciation and amortization, respectively.

Interest Expense, Interest Income, and Loss from Debt Extinguishment

	Year ended December 31,		$ Change	% Change
($ in Thousands)	2006	2007
Interest expense	$(14,812)	$(6,622)	$8,190	(55)%
Interest income	$77	$1,808	$1,731	2,248%
Loss from debt extinguishment	$0	$(2,809)	$(2,809)	N/A

Interest expense decreased by $8.2 million, or 55%, to $6.6 million for the year ended December 31, 2007 compared to $14.8 million for the year ended December 31, 2006. The decrease was attributable to a lower average outstanding debt balance, which decreased from $144.8 million for the year ended December 31, 2006 to $55.4 million for the year ended December 31, 2007, primarily as a result of extinguishing a portion of our debt with $104.7 million of our initial public offering proceeds.

The decrease in interest expense for our debt was offset by a change in the fair value of our interest rate swap. We convert 100% of our outstanding debt to fixed interest rates through the use of this interest rate swap. Our interest rate swap has a notional value of $31.8 million more than our outstanding debt. This instrument is marked to market value at the end of each quarter, with gains and losses treated as decreases or increases to interest expense. The change in market value of the derivative resulted in an increase in interest expense of $1.2 million for the year ended December 31, 2007.

Interest income increased by $1.7 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase is from interest earned on the higher cash balance comprised mostly of initial public offering proceeds.

The $2.8 million of loss on debt extinguishment includes the write-off of $2.4 million of capitalized debt issuance costs and a $0.4 million prepayment fee.

Income (Loss) from Discontinued Operations

	Year ended December 31,		$ Change	% Change
($ in Thousands)	2006	2007
Income (loss) from discontinued operations	$(444)	$397	$841	N/A

Income (loss) from discontinued operations increased by $0.8 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. During 2007, leases for facilities in Chicago and Kansas City were not renewed. The results of operations for these facilities have been shown here as discontinued operations.

Net Loss

	Year ended December 31,		$ Change	% Change
($ in Thousands)	2006	2007
Net loss	$(11,721)	$(786)	$10,935	(93)%

Net loss decreased by $10.9 million, or 93%, to $0.8 million for the year ended December 31, 2007 compared to $11.7 million for the year ended December 31, 2006. The decrease is primarily related to the increase in revenue of $26.5 million from sales to new and existing customers and lower churn, a decrease in interest expense of $8.2 million, and an increase in interest income of $1.7 million. This was offset by increased expenses, including $11.5 million, $4.6 million, $4.0 million, $2.8 million, and $2.1 million, for cost of revenues, general and administrative, sales and marketing, loss on debt extinguishment, and depreciation and amortization, respectively.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Revenues

	Year ended December 31,		$ Change	% Change
($ in Thousands)	2005	2006
Revenues	$104,483	$111,028	$6,545	6%

Revenues increased by $6.5 million, or 6%, to $111.0 million for the year ended December 31, 2006 compared to $104.5 million for the year ended December 31, 2005. Recurring revenue increased by $6.1 million, which includes an increase of $12.8 million from the sale of our services to new and existing customers, which was offset by a decrease of $6.7 million due to the expiration of contracts with the company that was formerly our largest customer on December 31, 2005. Nonrecurring revenue increased by $0.3 million. This increase is a result of increased technical support services revenue.

Cost of Revenues, exclusive of Depreciation and Amortization

	Year ended December 31,		$ Change	% Change
($ in Thousands)	2005	2006
Cost of revenues, exclusive of depreciation and amortization	$53,896	$59,537	$5,641	10%
As a percent of revenue	52%	54%

Cost of revenues increased by $5.6 million, or 10%, to $59.5 million for the year ended December 31, 2006 compared to $53.9 million for the year ended December 31, 2005. The increase was primarily due to the expansion of our facilities in several markets, including the San Francisco Bay Area and New York City, which increased rent expense by $1.8 million, personnel related expenses by $0.7 million, and utilities expenses by $0.6 million. As a result of our expansions, we typically incur lease, utilities and personnel related expenses prior to being able to accept customers for, and generate revenue from, the additional capacity. In other markets, utilities increased by $1.2 million due to an increase in per unit costs and higher usage by our customers, rent expense increased by $0.3 million due to additional square footage in Toronto and Chicago, and personnel related expense increased by $0.2 million as a result of an increase in headcount and temporary labor. Cost of revenues as a percentage of revenues was 52% and 54% for the years ended December 31, 2005 and 2006, respectively.

Sales and Marketing

	Year ended December 31,		$ Change	% Change
($ in Thousands)	2005	2006
Sales and marketing	$9,846	$12,324	$2,478	25%
As a percent of revenue	9%	11%

Sales and marketing expenses increased by $2.5 million, or 25%, to $12.3 million for the year ended December 31, 2006 compared to $9.8 million for the year ended December 31, 2005. The increase was due to personnel related expenses primarily related to an increase in commissions and wage expense due to an increase in headcount.

General and Administrative

	Year ended December 31,		$ Change	% Change
($ in Thousands)	2005	2006
General and administrative	$9,568	$10,374	$806	8%
As a percent of revenue	9%	9%

General and administrative expenses increased by $0.8 million, or 8%, to $10.4 million for the year ended December 31, 2006 compared to $9.6 million for the year ended December 31, 2005. The increase was primarily due to an increase in headcount and in professional fees associated with our initial public offering.

Depreciation and Amortization

	Year ended December 31,		$ Change	% Change
($ in Thousands)	2005	2006
Depreciation and amortization	$29,869	$23,459	$(6,410)	(21)%
As a percent of revenue	29%	21%

Depreciation and amortization expenses decreased by $6.4 million, or 21%, to $23.5 million for the year ended December 31, 2006 as compared to $29.9 million for the year ended December 31, 2005. The decrease was due primarily to certain assets becoming fully depreciated during 2005 at our New York, Seattle, and Miami facilities. Also, in 2005, for one of our facilities in New York City, we were required to depreciate the remaining $3.8 million value of certain improvements over the then remaining lease term which was shorter than the expected economic life of the improvements as a new lease was not reasonably assured at the time of the improvements.

Asset Impairment

	Year ended December 31,		$ Change	% Change
($ in Thousands)	2005	2006
Asset Impairment	$145	$1,842	$1,697	1,170%
As a percent of revenue	0%	2%

Asset impairment expense increased by $1.7 million, or 1,170%, to $1.8 million for the year ended December 31, 2006 as compared to $0.1 million for the year ended December 31, 2005. We evaluate the carrying value of our long-lived assets, consisting primarily of the assets in our colocation facilities, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant loss of customers within a facility, or significant reductions in projected future cash flows. As a result of our asset impairment analysis, we determined that assets in facilities located in Indianapolis and Dallas had become impaired in 2006.

Operating Income

	Year ended December 31,		$ Change	% Change
($ in Thousands)	2005	2006
Operating income	$1,159	$3,492	$2,333	201%
As a percent of revenue	1%	3%

Operating income increased by $2.3 million, or 201%, to $3.5 million for the year ended December 31, 2006 compared to $1.2 million for the year ended December 31, 2005. The increase was primarily from increased revenues of $6.5 million from sales to new and existing customers and decreased depreciation and amortization expenses of $6.4 million from certain assets that were fully depreciated during 2005. This was offset by an increase of $10.6 million in expenses primarily due to the expansion of our facilities, increased headcount, and increased outstanding debt obligations.

Interest Expense and Loss from Debt Extinguishment

	Year ended December 31,		$ Change	% Change
($ in Thousands)	2005	2006
Interest expense	$(9,356)	$(14,812)	$(5,456)	58%
Loss from debt extinguishment	$(769)	$0	$769	(100)%

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

(Loss) from Discontinued Operations

	Year ended December 31,		$ Change	% Change
($ in Thousands)	2005	2006
(Loss) from discontinued operations	$(2,528)	$(444)	$2,084	(82)%

Loss from discontinued operations decreased by approximately $2.1 million, or 82%, to $0.4 million for the year ended December 31, 2006 compared to $2.5 million for the year ended December 31, 2005. During 2005, we assigned the lease, assets, customer contracts and equipment for one of our Chicago facilities to an unrelated third party. During 2007, leases for facilities in Chicago and Kansas City were not renewed and the facilities were closed. The results of operations for these facilities have been shown here as discontinued operations.

Net Loss

	Year ended December 31,		$ Change	% Change
($ in Thousands)	2005	2006
Net (loss)	$(11,274)	$(11,721)	$(447)	4%

Net loss increased by $0.4 million, or 4%, to $11.7 million for the year ended December 31, 2006 compared to $11.3 million for the year ended December 31, 2005. The increase was primarily due to an increase of $14.3 million in expenses primarily due to the expansion of our facilities, increased headcount, and increased outstanding debt obligations. This was offset by increased revenues of $6.4 million from sales to new and existing customers, decreased depreciation and amortization expense of $6.4 million from certain assets that were fully depreciated during 2005, and decreased losses of $2.1 million from discontinued operations and debt extinguishment.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31, 2006
(In thousands)	2005	2006	2007
Net cash provided by operating activities	$25,333	$16,991	$38,641
Net cash provided by (used in) investing activities	$(41,516)	$(21,073)	$(33,933)
Net cash provided by (used in) financing activities	$12,875	$(2,663)	$36,563

Sources and Uses of Cash. Historically, our principal sources of cash are from our operating activities and the funds available to us from our debt borrowings. On February 13, 2007, we completed an initial public offering consisting of 13,416,667 shares of common stock. Proceeds received were $139.2 million, net of underwriting discounts and commissions and expenses of the offering. We used $104.7 million of the proceeds from the offering to repay a significant portion of our outstanding debt. This partial repayment has significantly reduced our interest expense. The remaining $34.5 million of net proceeds will be used for capital expenditures, working capital, and other general corporate purposes. In addition, we may use a portion of the remaining proceeds to acquire or invest in businesses, products, services, or technologies that are complementary to our current business, through mergers, acquisitions, joint ventures, or otherwise. We currently have no specific agreements or commitments for such ventures.

Our capital expenditures during 2006 were $21.4 million. For the year ended December 31, 2007 our capital expenditures were $33.9 million. We expect our capital expenditures for 2008 to increase significantly to $165 million, as we continue our expansion efforts. New facilities in the San Francisco Bay area and the New York Metro area, and expansion of facilities in Toronto and Dallas will account for approximately $125 million of the capital expenditures. These investments will increase product availability in these markets which will enable us to increase revenue and potentially reduce our net losses. Once a market achieves positive cash flow from its operations, new revenues typically generate substantial cash flow at higher operating margins. While we expect that our cash flow from operations will continue to increase, we expect our cash flow used in investing activities, primarily as a result of our expected expansion efforts, will significantly increase and we expect cash flows used in investing activities to be greater than our cash flows generated from operating activities.

While we believe we have sufficient cash to fund our current operating requirements for the next twelve months from cash on hand, cash generated from operations, and available debt capacity, we believe we will need additional financing to fund our planned capital expenditures over the next twelve months. Based on anticipated capital expenditures, business opportunities, and unanticipated events, our cash requirements may change and we may need additional cash. There can be no assurance that we would be successful in completing any of these activities or in obtaining financing on terms that would be favorable to the Company. If we are unable to obtain financing on acceptable terms, we will have to reduce or delay our planned expansion.

Net Cash Provided by Operating Activities.

Net cash provided by operating activities for the year ended December 31, 2007 was $38.6 million. This was attributable to a net loss of $0.8 million, depreciation, amortization and other non-cash charges of $35.7 million and cash provided by net operating assets and liabilities of $3.7 million.

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

Net Cash Used in Investing Activities.

Net cash used in investing activities for the year ended December 31, 2007 was $33.9 million compared to $21.1 million for the year ended December 31, 2006. Cash used in investing activities in 2007 was primarily for capital expenditures relating to the expansion of facilities and the installation of additional power and cooling equipment in several of our top markets. Cash used in investing activities in 2006 was primarily for capital expenditures relating to the expansion of our Palo Alto facility and the installation of additional power and cooling equipment in several of our top markets.

Net cash used in investing activities for the year ended December 31, 2005 was $41.5 million. Cash used in investing activities for the year ended December 31, 2005 included $24.5 million for the acquisition of LayerOne and $17.0 million for capital expenditures to add power and cooling equipment in several markets.

Net Cash Provided by (Used in) Financing Activities.

Net cash provided by financing activities for the year ended December 31, 2007 was $36.6 million compared to net cash used by financing activities of $(2.7) million for the year ended December 31, 2006. Cash provided from financing activities during 2007 was primarily from our initial public offering, net of $106.0 million in debt payments. The cash used in financing activities in 2006 was primarily the result of principal repayments under our credit facilities and capitalized public offering costs.

Net cash provided by financing activities for the year ended December 31, 2005 was $12.9 million. The cash provided by financing activities in 2005 included cash borrowed under our credit facilities in the amount of $167 million. This was offset by cash used in financing activities of $91.4 million to repay debt, $43.9 million to redeem our predecessor’s Series D Preferred Stock, $16.0 million for a preference payment for our predecessor’s Series C Preferred stock and $2.8 million for financing costs.

Debt Obligations

As of December 31, 2007, we have $38.2 million in principal outstanding under our long-term debt obligations. Such debt is secured by the stock and assets of our subsidiaries. We pay interest at either a base rate or a Eurodollar rate, at our option. Any base rate interest we pay is equal to the greater of the administrative agent’s prime rate or 0.50% above the federal funds rate, plus a spread of 2.00%, and any Eurodollar rate interest we pay is based on the one, two, three, or six month Eurodollar rate plus a spread of 3.00%. The interest spread, if applicable, is determined by our consolidated leverage ratio. We also pay an unused commitment fee equal to 0.50% per annum on the average daily unused portion of a $10.0 million revolving loan facility.

All borrowings occurred on October 13, 2005. Borrowings are available under the revolving loan facility until October 13, 2010. Repayments of principal under our long-term debt obligations are due in scheduled quarterly installments of varying percentages, with all remaining amounts due and payable on October 13, 2011. All outstanding amounts under the revolving loan facility will be due and payable on October 13, 2010. The credit agreement related to the debt requires compliance with a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, and a consolidated fixed charge coverage ratio. Such credit agreement also requires compliance with certain operating covenants, which limit, among other things, our incurrence of additional indebtedness and our ability to make dividend payments. Our ability to comply with these provisions may be affected by events beyond our control. Our breach of any of these covenants could result in a default under our debt agreements and could trigger acceleration of repayment. We were in compliance with all covenants as of December 31, 2006 and December 31, 2007.

Capital Lease Obligation

In August 2007, the Company recorded a capital lease for a facility in Sunnyvale, California. Monthly payments under the capital lease, which commenced in August 2007, will be made through July 2032 at an effective interest rate of 8.36% per annum. As of December 31, 2007, the present value of the capital lease obligation was $22.0 million.

On October 24, 2007, the Company executed a lease agreement for a facility in New Bergen, New Jersey. The lease term is for fifteen years and includes renewal options for two additional, consecutive periods of five years. The capital lease will begin on February 1, 2008, at which time a capital lease asset and obligation of $27.5 million will be recorded. Monthly payments under the capital lease will be made through July 2033 at an effective interest rate of 9.85% per annum. Total payments over the lease term will be $80,888, of which $1,158 will be in 2008.

Contractual Obligations

The following table summarizes, as of December 31, 2007, our minimum payments for long term debt and other obligations for the next five years and thereafter:

(In thousands)	Total	2008	2009 and 2010	2011 and 2012	Thereafter
Operating lease obligations	$200,445	$22,741	$42,955	$34,386	$100,363
Capital lease obligation	58,608	1,647	3,441	3,652	49,868
Long term debt	38,189	3,750	25,126	9,313	—
Interest expense on long-term debt*	7,152	2,720	4,316	116	—

Total contractual obligations**	$304,394	$30,858	$75,838	$47,467	$150,231

*	The interest expense forecast is based on 1-year LIBOR of 4.46% as of December 31, 2007. Interest expense was calculated by multiplying the outstanding balance by the interest rate for the given time period.
**	The contractual obligation table above does not include income tax liabilities of $0.1 million recorded in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

Off Balance Sheet Arrangements

As of December 31, 2006, and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off balance sheet arrangements.

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

Revenue Recognition and Allowance for Doubtful Accounts. We generate recurring revenue from providing colocation and interconnection services. More than 90% of our revenues are provided from these recurring revenues. Our remaining revenues are nonrecurring and consist of technical support and installation services.

Colocation services are governed by the terms and conditions of a master service agreement. Customers typically execute agreements for one to three year terms. We bill customers on a monthly or quarterly basis and recognize the revenue on a straight line basis over the life of the agreement. Installation services for such long-term agreements, defined as greater than one month, are recognized on a straight-line basis over the term of the agreement, which we believe approximates the life of the customer relationship.

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

Technical support services are provided on a time and materials basis and are billed and recognized in the period services are provided.

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

Leases. The Company leases space for its colocation facilities. Such leases are recorded as capital or operating leases in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases (“FAS 13”) and related literature.

For leases determined to be capital leases, the assets held under capital lease and related obligations are recorded at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets held under capital lease. The assets are amortized over the shorter of the lease term or the estimated useful life.

For leases determined to be operating leases, lease expense is recorded on a straight-line basis over the lease term. Certain leases include renewal options that, at the inception of the lease, are considered reasonably assured of being renewed. The lease term begins when the Company controls the leased property, which is typically before lease payments begin under the terms of the lease. The difference between the expense recorded in the consolidated statements of operations and the amount paid is recorded as deferred rent and is included in the consolidated balance sheets.

Property and Equipment. Property and equipment are stated at cost. We commence depreciation when the assets are placed in service. Equipment and furniture are depreciated on a straight-line basis over their estimated useful life of five to seven years. Useful lives are estimated based on the specific equipment, its intended use and our historical experience with the life expectancy of such equipment. Leasehold improvements and assets acquired under capital lease are amortized on a straight-line basis over the lesser of the term of the related lease (including renewal periods which are reasonably assured) or the estimated life of the asset. Expenditures for improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. At the time property is retired, or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in earnings. Repairs and maintenance are expensed when incurred.

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

Impairment of Long-Lived Assets. We account for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets . We evaluate the carrying value of our long-lived assets, consisting primarily of the assets in our colocation facilities, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant loss of customers within a facility, or significant reductions in projected future cash flows. We prepare this analysis by assessing the future undiscounted net cash flows generated by each colocation facility over their respective useful lives and comparing this against the carrying value of that colocation facility. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we write down such assets based on the excess of the carrying amount over the fair value of the assets. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including future levels of sales, long-term forecasts of the amounts and timing of overall market growth, discount rates, and terminal growth rates.

Goodwill and Other Intangible Assets. We account for goodwill and other indefinite lived intangible assets under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). This statement requires an impairment only approach to accounting for goodwill. The FAS 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment. FAS 142 requires goodwill to be tested for impairment annually at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.

To estimate fair value, for purposes of completing the first step of the FAS 142 analysis, we use a market-based analysis or a discounted cash flow analysis. Significant judgments and estimates are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including future level of sales, long-term forecasts of the amounts and timing of overall market growth, discount rates, and terminal growth rates. Changes in judgment could cause us to either pass or fail the first step test and could result in the impairment or lack of impairment of goodwill.

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

We currently use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards is based on a number of complex and subjective assumptions. These assumptions include the fair value of the underlying stock, the expected term of options, the risk-free interest rate, and expected dividends. If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model in the future, the expense in future periods may differ significantly from what we have recorded in the current period, which could materially affect our operating results, net income or loss, and net income or loss per share.

There were no options granted during the year ended December 31, 2006. For options granted during the year ended December 31, 2007, the fair value of each option grant was based on the Black-Scholes option-pricing model with the following assumptions:

	For the year ended December 31, 2007
	Options to non- employee directors vesting immediately	Options vesting 25% annually for four years
Expected term of the options	5.00 years	6.25 years
Risk-free interest rate	4.70%	3.60% to 4.67%
Expected stock price volatility	81.17%	85.50% to 99.55%
Expected dividend yield	None	None

The Company estimates the expected term of options granted by taking the weighted average of the vesting period and the contractual term of the option, as illustrated in Staff Accounting Bulletin No. 107 share-Based

Payment (“SAB 107”). The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on its equity awards. As a new public company without historical common stock prices for a period equal to the expected option term, the Company estimates the future stock price volatility of its common stock by using the historical volatility of a similar company. The Company believes such an approach best represents its future volatility in accordance with SAB 107. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in its option-pricing model.

Prior to the adoption of FAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as allowed under Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation , and we continue to apply APB 25 for options granted prior to January 1, 2006. Stock-based awards to non-employees are accounted for under the provisions of Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services .

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007, however on February 6, 2008, the FASB stated it would delay the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We do not anticipate the adoption of this statement will have a material impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”) which permits entities to measure many financial instruments and certain other items at fair value. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157. We do not anticipate the adoption of this statement will have a material impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We are required by our credit agreements to manage the interest rate risk on our debt. The floating interest rate on the outstanding debt of $38.2 million is swapped to fixed rate through an interest rate swap derivative, thus significantly minimizing interest rate risk. In November 2005, we entered into an interest rate swap agreement on a notional amount of $70.0 million with a commencement date of February 2006 and maturity date of February 2009. If the three-month LIBOR rate is lower than 4.758%, we will make cash payments at a rate of 4.758%. If the three month LIBOR rate is higher than 4.758%, we will receive cash payments for the difference between actual three-month LIBOR and 4.758%. This swap required no upfront payment.

As of December 31, 2007, the three-month LIBOR rate was 5.13%, which is higher than our contracted rate of 4.758%. A 37 basis point decrease in the current LIBOR rate would change our current net receive position to a net pay position.

FOREIGN CURRENCY RISK

We have a facility located in Toronto, Canada. We primarily receive payment for services provided at this facility in Canadian dollars and primarily pay the expenses of our Toronto facility in Canadian dollars, which mitigates our exposure to currency exchange rate risk. We have determined that the impact of a near-term 10%

appreciation or depreciation of the U.S. dollar relative to the Canadian dollar, would not have a significant effect on our financial position, results of operations, and cash flows. We do not maintain any derivative instruments to mitigate the exposure to translation and transaction risk. Our foreign exchange transaction gains and losses are included in our results of operations, and were not material for all periods presented.

FAIR VALUE RISK

We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid cash equivalent securities. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is no disclosure to report pursuant to Item 9.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives and we are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management evaluated, under the supervision and with the participation of our CEO and our CFO, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.

Based upon this evaluation our CEO and CFO have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

We establish and maintain internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated, under the supervision and with the participation of our CEO and our CFO, the effectiveness of the design and operation of internal control over financial reporting as of December 31, 2007.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. There were no significant changes in internal control over financial reporting during 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

For the fourth quarter of 2007, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

There is no disclosure to report pursuant to Item 9B.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, executive officers and corporate governance is incorporated by reference to the information set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2007 fiscal year.

ITEM 11. EXECUTIVE	COMPENSATION

Information regarding executive compensation is incorporated by reference to the information set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2007 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2007 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence is incorporated by reference to the information set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2007 fiscal year.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated by reference to the information set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2007 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

(a)(2) Schedules

All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits

Exhibit Number	Description of Document	Incorporated By Reference	Form Date	Filed Herein

2.1	Agreement and Plan of Merger, dated January 24, 2007, between Switch and Data, Inc. and Switch & Data Facilities Company, Inc.	S-1	9/27/06

3.1	Amended Certificate of Incorporation	S-8 Exhibit 4.2	3/14/07

3.2	Amended and Restated By-Laws	S-8 Exhibit 4.3	3/14/07

3.3	Form of Certificate of Merger	S-1	9/27/06

4.1	Form of Specimen Common Stock Certificate	S-1	9/27/06

4.2	Fifth Amended and Restated Investors Agreement	S-8 Exhibit 4.4	3/14/07

10.1	Employment Agreement, dated February 16, 2004, between Switch & Data Facilities Company, Inc. and Keith Olsen	S-1	9/27/06

10.2	Employment Agreement, dated June 16, 2004, effective as of June 14, 2004, between Switch & Data Facilities Company, Inc. and George Pollock, Jr.	S-1	9/27/06

10.3	Employment Agreement, dated July 21, 2004, between Switch & Data Facilities Company, Inc. and Ernest Sampera	S-1	9/27/06

10.4	Employment Agreement, effective as of July 1, 2006, between Switch and Data Management Company LLC and William Roach	S-1	9/27/06

10.5	Offer Letter, dated August 8, 2005, between Switch and Data Management Company LLC and Ali Marashi	S-1	9/27/06

Exhibit Number	Description of Document	Incorporated By Reference	Form Date	Filed Herein

10.6	Third Amended and Restated Credit Agreement, dated as of October 13, 2005, among Switch & Data Holdings, Inc., as the Borrower, the institutions party thereto from time to time as Lenders, as the Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents, and Deutsche Bank Securities, Inc. and BNP Paribas, as Joint Lead Arrangers	S-1	9/27/06

10.7	First Amendment to Third Amended and Restated Credit Agreement, dated as of April 28, 2006, among Switch & Data Holdings, Inc., as the Borrower, the institutions party thereto from time to time as Lenders, as the Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents	S-1	9/27/06

10.8	Credit Agreement, dated as of October 13, 2005, among Switch & Data Holdings, Inc., as the Borrower, the institutions party thereto from time to time as Lenders, as the Term Loan Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents, and Deutsche Bank Securities, Inc. and BNP Paribas, as Joint Lead Arrangers	S-1	9/27/06

10.9	2007 Stock Incentive Plan	S-1	9/27/06

10.10	Agreement of Lease with 111 Eighth Avenue LLC, dated as of June 30, 1998	S-1	9/27/06

10.11	First Amendment of Lease with 111 Eighth Avenue LLC, dated as of August 3, 2005	S-1	9/27/06

10.12	Sublease with Global Crossing Telecommunications, Inc., dated as of November 21, 2005	S-1	9/27/06

10.13	First Amendment to Sublease with Global Crossing Telecommunications, Inc., dated as of May 4, 2006	S-1	9/27/06

10.14	Second Amendment to Sublease with Global Crossing Telecommunications, Inc., dated as of August 10, 2006	S-1	9/27/06

10.15	Sublease Agreement with Abovenet Communications, Inc., dated as of March 13, 2003	S-1	9/27/06

10.16	Lease with 529 Bryant Street Partners, LLC, dated as of January 31, 2005	S-1	9/27/06

10.17	Amendment to Lease with 529 Bryant Street Partners, LLC, dated as of January 31, 2005	S-1	9/27/06

Exhibit Number	Description of Document	Incorporated By Reference	Form Date	Filed Herein

10.18	Waiver and Second Amendment to Third Amended and Restated Credit Agreement, dated as of November 27, 2006, among Switch & Data Holdings, Inc., as the Borrower, the institutions party thereto from time to time as Lenders, as the Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, and CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents	S-1	9/27/06

10.19	Limited Waiver and Third Amendment to Third Amended and Restated Credit Agreement, dated as of January 24, 2007, among Switch & Data Holdings, Inc., as the Borrower, the financial institutions from time to time party to the Credit Agreement, as the Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, and CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents	S-1	9/27/06

10.20	Form of Nonqualified Stock Option Agreement	10-K	12/31/06

10.21	Form of Incentive Stock Option Agreement	10-K	12/31/06

10.22	Fourth Amendment to Third Amended and Restated Credit Agreement, dated June 20, 2007	8-K Exhibit 10.1	6/20/07

10.23	Fifth Amendment to Third Amended and Restated Credit Agreement, dated June 20, 2007	8-K Exhibit 10.2	6/20/07

10.24	Lease Agreement with 5851 Westside Avenue LLC, dated October 30, 2007	8-K Exhibit 10.1	11/5/07

10.25	Lease with 5851 Westside Avenue Associates, LLC	8-K Exhibit 10.1	10/30/07

21.1	List of Subsidiaries			X

23.1	Consent of Independent Registered Public Accounting Firm			X

24.1	Power of Attorney (contained on signature page)			X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Tampa, State of Florida, on this 26 th day of February, 2008.

SWITCH & DATA FACILITIES COMPANY, INC.

By:	/s/ KEITH OLSEN
Name:	Keith Olsen
Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith Olsen and George Pollock, Jr., and each of them, each with the power of substitution, their attorney-in-fact, to sign any amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM LUBY William Luby	Chairman of the Board	February 26, 2008

/s/ KEITH OLSEN Keith Olsen	President, Chief Executive Officer and Director (principal executive officer)	February 26, 2008

/s/ GEORGE POLLOCK, JR. George Pollock, Jr.	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 26, 2008

/s/ GEORGE KELLY George Kelly	Director	February 26, 2008

/s/ KATHLEEN EARLEY Kathleen Earley	Director	February 26, 2008

/s/ ARTHUR MATIN Arthur Matin	Director	February 26, 2008

/s/ M. ALEX WHITE M. Alex White	Director	February 26, 2008

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Switch & Data Facilities Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related statements of operations, stockholders’ equity (deficit) and comprehensive income and cash flows present fairly, in all material respects, the financial position of Switch & Data Facilities Company, Inc. and its subsidiaries at December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Tampa, Florida

February 14, 2008

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Per Share Amounts

	December 31,
	2006	2007
Assets
Current assets
Cash and cash equivalents	$3,671	$45,595
Accounts receivable, net of allowance for bad debts of $777 and $415, respectively	7,516	9,029
Prepaids and other assets	1,219	1,468

Total current assets	12,406	56,092
Property and equipment, net	65,947	114,803
Derivative asset	560	—
Goodwill	36,023	36,023
Other intangible assets, net	29,936	23,287
Other long-term assets, net	7,184	2,485

Total assets	$152,056	$232,690

Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$13,049	$26,859
Current portion of unearned revenue	2,054	3,567
Current portion of deferred rent	368	363
Current portion of customer security deposits	790	936
Current portion of long-term debt	4,125	3,750

Total current liabilities	20,386	35,475
Derivative liability	—	624
Unearned revenue, less current portion	951	2,073
Deferred rent, less current portion	10,549	12,882
Customer security deposits, less current portion	285	93
Long-term debt, less current portion	140,031	34,439
Long-term portion of capital lease obligation	—	22,049

Total liabilities	172,202	107,635
Series C Redeemable Preferred stock, $0.0001 par value, 32,609 shares authorized, issued, and outstanding, with a 12.5% cumulative preference, $40,456 liquidation preference at December 31, 2006. No shares authorized, issued, and outstanding as of December 31, 2007	14,376	—
Series B Convertible Preferred stock, $0.0001 par value, 22,100 shares authorized, issued, and outstanding, with a 8% cumulative preference, $179,798 liquidation preference at December 31, 2006. No shares authorized, issued, and outstanding as of December 31, 2007	179,798	—
Commitments and contingencies (see note 13)
Stockholders’ equity (deficit)
Common stock (Successor), $0.0001 par value, authorized 200,000 shares; no shares issued and outstanding as of December 31, 2006, and 34,312 shares issued and outstanding as of December 31, 2007	—	3
Preferred stock (Successor), $0.0001 par value, authorized 25,000 shares; no shares issued and outstanding	—	—
Common stock (Predecessor), $0.0001 par value, authorized 50,000 shares; 42,295 shares issued and outstanding as of December 31, 2006, and no shares authorized, issued, and outstanding as of December 31, 2007	4	—
Series B common stock, $0.0001 par value, authorized 65,217 shares; 65,217 shares issued and outstanding as of December 31, 2006, and no shares authorized, issued, and outstanding as of December 31, 2007	7	—
Special Junior stock, $0.0001 par value, authorized 6,902 shares; 1,191 shares issued and outstanding as of December 31, 2006, and no shares authorized, issued, and outstanding as of December 31, 2007	—	—
Series D-1 Preferred stock, $0.0001 par value, authorized 325 shares; 325 shares issued and outstanding as of December 31, 2006, and no shares authorized, issued, and outstanding as of December 31, 2007	—	—
Series D-2 Preferred stock, $0.0001 par value, authorized 3,250 shares; 212 shares issued and outstanding as of December 31, 2006, and no shares authorized, issued, and outstanding as of December 31, 2007	5	—
Unearned stock compensation	(137)	(15)
Additional paid-in capital	—	340,520
Accumulated deficit	(214,971)	(217,573)
Accumulated other comprehensive income	772	2,120

Total stockholders’ equity (deficit)	(214,320)	125,055

Total liabilities, preferred stock and stockholders’ equity (deficit)	$152,056	$232,690

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

In Thousands, Except Per Share Amounts

	For the year ended December 31,
	2005	2006	2007
Revenues	$104,483	$111,028	$137,530

Costs and operating expenses
Cost of revenues, exclusive of depreciation and amortization	53,896	59,537	70,986
Sales and marketing	9,846	12,324	16,313
General and administrative	9,568	10,374	15,039
Depreciation and amortization	29,869	23,459	25,584
Lease litigation settlement	—	—	2,600
Asset impairment	145	1,842	—

Total costs and operating expenses	103,324	107,536	130,522

Operating income	1,159	3,492	7,008
Interest income	106	77	1,808
Interest expense	(9,356)	(14,812)	(6,622)
Loss from debt extinguishment	(769)	—	(2,809)
Other income (expense), net	183	(34)	(305)

Loss from continuing operations before income taxes	(8,677)	(11,277)	(920)
Provision for income taxes	(69)	—	(263)

Loss from continuing operations	(8,746)	(11,277)	(1,183)
Income (loss) from discontinued operations	(2,528)	(444)	397

Net loss	(11,274)	(11,721)	(786)
Preferred stock accretions and dividends	(33,691)	(13,530)	(227,522)

Net loss, attributable to common stockholders	$(44,965)	$(25,251)	$(228,308)

Loss per share—basic and diluted
Continuing operations attributable to common stockholders	$(0.39)	$(0.23)	$(5.49)
Discontinued operations	(0.03)	(0.00)	0.01

Net loss attributable to common stockholders	$(0.42)	$(0.23)	$(5.48)

Weighted average shares outstanding	107,787	107,545	41,626

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME

Years Ended December 31, 2005, 2006, and 2007

In Thousands, Except Per Share Amounts

	Common Stock		Series B Common Stock		Special Junior Stock		Series D-1 and D-2 Preferred Stock		Additional Paid-In Capital	Unearned Comp- ensation	Accumulated Other Compre- hensive Income	Accumul- ated Deficit	Total Stockholders Deficit
	Shares	Amount	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2004	42,569	$4	65,217	$7	1,191	$—	444	$2	$—	$(506)	$619	$(144,992)	$(144,866)
Accretion of Series B convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	(12,821)	(12,821)
Accretion of Series D redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	—	(4,870)	(4,870)
Issuance of Series D-2 preferred shares	—	—	—	—	—	—	37	—	—	—	—	—	—
Issuance of stock options, net of forfeitures	—	—	—	—	—	—	—	—	—	(236)	—	236	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	339	—	—	339
Accretion of series C preference payment	—	—	—	—	—	—	—	—	—	—	—	(16,000)	(16,000)
Comprehensive loss
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,274)	(11,274)
Currency translation adjustments	—	—	—	—	—	—	—	—	—	—	132	—	132

Comprehensive loss													(11,142)

Balance as of December 31, 2005	42,569	$4	65,217	$7	1,191	$—	481	$2	$—	$(403)	$751	$(189,721)	$(189,359)

The accompanying notes are an integral part of these consolidated financial statements.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME—(Continued)

Years Ended December 31, 2005, 2006 and 2007

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

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME—(Continued)

Years Ended December 31, 2005, 2006 and 2007

In Thousands, Except Per Share Amounts

	Common Stock (Successor)		Common Stock (Predecessor)		Series B Common Stock		Special Junior Stock		Series D-1 and D-2 Preferred Stock		Additional Paid-In Capital	Unearned Stock Comp -ensation	Accum- ulated Other Comp -rehensive Income	Accum -ulated Deficit	Total Stock- holders Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2006	—	$—	42,295	$4	65,217	$7	1,191	$—	537	$5	$—	$(137)	$772	$(214,971)	$(214,320)
Accretion of Series B convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,734)	(1,734)
Issuance of common shares	505	0	—	—	—	—	—	—	—	—	1,298	—	—	—	1,298
Initial public offering	9,000	1	—	—	—	—	—	—	—	—	139,199	—	—	—	139,200
Reorganization	24,807	2	(42,295)	(4)	(65,217)	(7)	(1,191)	—	(537)	(5)	195,921	—	—	—	195,907
Stock compensation	—	—	—	—	—	—	—	—	—	—	3,963	122	—	—	4,085
Excess tax benefits from stock-based compensation	—	—	—	—	—	—	—	—	—	—	139	—	—	—	139
Cumulative FIN 48 adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(82)	(82)
Comprehensive income
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(786)	(786)
Currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	1,348	—	1,348

Comprehensive income															562

Balance as of December 31, 2007	34,312	$3	—	$—	—	$—	—	$—	—	$—	$340,520	$(15)	$2,120	$(217,573)	$125,055

The accompanying notes are an integral part of these consolidated financial statements.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands, Except Per Share Amounts

	For the year ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net loss	$(11,274)	$(11,721)	$(786)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	21,521	15,481	18,286
Amortization of debt issuance costs	1,100	848	417
Amortization of other intangible assets	8,686	8,004	7,288
Loss on debt extinguishment	769	—	2,359
Stock compensation expense	339	266	4,085
Realized gain on foreign currency	(68)	—	—
Provision for bad debts, net of recoveries	1,483	1,106	(54)
Deferred rent	1,943	1,642	2,203
Change in fair value of derivative	(131)	(468)	1,184
Asset impairment	2,140	2,193	—
Loss on disposal of fixed assets	99	129	3
Changes in operating assets and liabilities, net of acquired amounts
(Increase) in accounts receivable	(1,468)	(1,695)	(1,308)
(Increase) decrease in prepaids and other assets	222	(150)	(219)
(Increase) decrease in other long term assets	301	35	(41)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	484	(62)	2,761
Increase (decrease) in unearned revenue	(813)	1,383	2,463

Net cash provided by operating activities	25,333	16,991	38,641

Cash flows from investing activities:
Purchase of property and equipment	(16,996)	(21,355)	(33,934)
Acquisitions, net of cash acquired	(24,520)	—	—
Proceeds from sale of property and equipment	—	282	1

Net cash used in investing activities	(41,516)	(21,073)	(33,933)

Cash flows from financing activities:
Principal payments under long-term debt	(91,363)	(781)	(105,968)
Principal payments under capital lease	—	—	(69)
Proceeds from long-term debt	167,000	—	—
Proceeds from sale of Series D Redeemable and Series D-1 Preferred stock, net of issuance costs	—	3	—
Repurchase of Series D Redeemable Preferred stock	(43,922)	—	—
Payment of Series C preferred stock liquidation preference	(16,000)	—	—
Proceeds from exercise of stock options	—	—	1,298
Excess tax benefits from stock-based compensation	—	—	139
Public offering costs	—	(1,528)	(1,072)
Proceeds from initial public offering, net of commissions	—	—	142,290
Debt issuance and amendment costs	(2,840)	(357)	(55)

Net cash provided by (used in) financing activities	12,875	(2,663)	36,563

Net increase (decrease) in cash and cash equivalents	(3,308)	(6,745)	41,271
Effect of exchange rate changes on cash	18	(1)	653
Cash and cash equivalents:
Beginning of the period	13,707	10,417	3,671

End of the period	$10,417	$3,671	$45,595

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,098	$15,477	$5,847
Cash paid for taxes	$88	$14	$117
Cash paid for pre-payment penalty on long-term debt	$—	$—	$450

Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$3,537	$930	$13,038
Public offering costs included in accounts payable and accrued expenses	$—	$491	$—
Liabilities assumed in connection with acquisitions	$1,456	$—	$—
Asset acquired and obligation incurred under capital lease (see notes 5 and 7)	$—	$—	$22,119

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2006 and 2007

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

On February 13, 2007, the Company completed its initial public offering and reorganization. Switch & Data Facilities Company, Inc. (the “Predecessor”), the parent holding company that owned all of the entities through which business was operated, was merged into a newly formed, wholly owned Delaware corporation named Switch and Data, Inc (the “Successor”). The merger was accounted for as a combination of entities under common control where assets and liabilities of the Predecessor were transferred to the Successor using historical carrying values, and income and expenses were recorded in a manner similar to that in a pooling of interests. Pursuant to the reorganization, 55,252 preferred shares of the Predecessor were exchanged for 24,807 common shares of the Successor. The newly issued common stock was recorded at fair market value. The difference in the carrying value of such preferred shares and the fair market value of the newly issued common shares was $225,788, which was accounted for as a deemed dividend to the preferred stockholders, reducing the net income (loss) attributable to common stockholders. The Successor immediately changed its name to Switch & Data Facilities Company, Inc. after the merger.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Switch & Data Facilities Company, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions were eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of money market instruments.

Property and Equipment

Property and equipment are stated at original cost. The Company commences depreciation when the assets are placed in service. Equipment and furniture are depreciated on a straight-line basis over their estimated useful life of five to seven years. Leasehold improvements and assets acquired under capital lease are amortized on a straight-line basis over the lesser of the term of the related lease (including renewal periods which are reasonably assured) or the estimated life of the asset. Expenditures for improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. At the time property is retired, or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in earnings. Repairs and maintenance costs are expensed when incurred. Prepaid maintenance contracts for property and equipment are amortized over the appropriate service period.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2006 and 2007

In Thousands, Except Per Share Amounts

Leases

The Company leases space for its colocation facilities. Such leases are recorded as capital or operating leases in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases (“FAS 13”) and related literature.

For leases determined to be capital leases, the assets held under capital lease and related obligations are recorded at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets held under capital lease. The assets are amortized over the shorter of the lease term or the estimated useful life.

For leases determined to be operating leases, lease expense is recorded on a straight-line basis over the lease term. Certain leases include renewal options that, at the inception of the lease, are considered reasonably assured of being renewed. The lease term begins when the Company controls the leased property, which is typically before lease payments begin under the terms of the lease. The difference between the expense recorded in the consolidated statements of operations and the amount paid is recorded as deferred rent and is included in the consolidated balance sheets.

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

Goodwill, Intangible Assets and Other Long-Term Assets

Goodwill represents the purchase price, including acquisition related costs, in excess of the fair values of identifiable tangible and intangible acquired assets and liabilities in business combinations accounted for as purchases. The Company accounts for its goodwill and other intangible assets under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under FAS 142 goodwill is not amortized, but it is tested for impairment at least annually. Each year, during the third quarter, the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of each facility using the present value of future cash flows approach. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the facility in the first step less the fair values of all other net tangible and intangible assets of the facility. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill. Goodwill of a facility is also tested for impairment, between annual tests, if an event occurs or circumstances change that would more likely than not reduce the fair value of a facility below its carrying value. The Company completed its review of goodwill reported for each facility during each of 2005, 2006 and 2007, and no impairment was recorded.

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

Years Ended December 31, 2005, 2006 and 2007

In Thousands, Except Per Share Amounts

to twelve years. No residual value is estimated for these assets. Assets are reevaluated whenever circumstances indicate that revised estimates of useful lives or impairment may be warranted.

Other long-term assets consist of security deposits, costs related to the issuance of debt, and public offering costs. Costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the life of the related debt. Public offering costs were offset against the gross proceeds of the offering in 2007.

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

Derivative Financial Instruments

Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. Changes in fair value are recognized in earnings. The Company utilizes interest rate derivatives to convert all of its floating rate debt to fixed rate debt and did not elect to apply hedge accounting. The interest rate differentials to be paid or received under such derivatives and the changes in the fair value of the instruments are recognized and recorded as adjustments to interest expense. The principle objectives of the derivative instruments are to minimize the risks and reduce the expenses associated with financing activities. The Company does not use financial instruments for trading purposes.

Customer Security Deposits

The Company collects security deposits from certain customers based on a credit review of the customer. Security deposits are classified as short term when the underlying customer contract is scheduled to renew within the next twelve months or the customer contract has a month-to-month term.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ equity in other comprehensive income.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions for stock-based compensation required by Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“FAS 123R”). The Company is required to utilize the prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of FAS 123R, stock-based compensation expense is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2006 and 2007

In Thousands, Except Per Share Amounts

the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. As of December 31, 2007, there was $14,429 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans accounted for under FAS 123R. These costs are to be recognized ratably over a four year period. The Company recorded $3,963 of compensation expense under FAS 123R for the year ended December 31, 2007.

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

There were no options granted during the year ended December 31, 2006. For options granted during the year ended December 31, 2007, the fair value of each option grant was based on the Black-Scholes option-pricing model with the following assumptions:

	For the year ended December 31, 2007
	Options to non- employee directors vesting immediately	Options vesting 25% annually for four years
Expected term of the options	5.00 years	6.25 years
Risk-free interest rate	4.70%	3.60% to 4.67%
Expected stock price volatility	81.17%	85.50% to 99.55%
Expected dividend yield	None	None

The Company estimates the expected term of options granted by taking the weighted average of the vesting period and the contractual term of the option, as illustrated in Staff Accounting Bulletin No. 107 share-Based Payment (“SAB 107”). The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on its equity awards. As a new public company without historical common stock prices for a period equal to the expected option term, the Company estimates the future stock price volatility of its common stock by using the historical volatility of a similar company. The Company believes such an approach best represents its future volatility in accordance with SAB 107. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in its option-pricing model.

The weighted-average grant date fair value per share was $13.89 for stock options granted during 2007.

Prior to the adoption of FAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). The total intrinsic value of stock options exercised during the year ended December 31, 2007 was approximately $7,460. As of December 31, 2007, there was $15 of unrecognized compensation cost related to non-vested share-based compensation

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2006 and 2007

In Thousands, Except Per Share Amounts

arrangements granted under the Company’s stock based compensation plans; that cost is to be recognized over a weighted average period of less than one year. There were no options granted in 2005.

Redeemable and Convertible Preferred Stock

The Company has issued various classes of preferred stock. The carrying value of the Series B Convertible Preferred stock and the Series D Redeemable Preferred stock (the Series D stock was redeemed on October 13, 2005) were increased by periodic accretions so that the carrying amounts equaled the redemption amount at the redemption date, which was determined pursuant to various agreements underlying the Company’s share issuances. Since the Series C Preferred stock did not become redeemable until a liquidation event occurred, the Company did not periodically accrete the cumulative dividends on these shares. The Company made a $16,000 preference payment to the holders of the Series C Preferred stock on October 13, 2005 and recorded the accretion to such date. The accreted amounts were recorded to additional paid-in capital or accumulated deficit.

Earnings Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“FAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of FAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss attributable to common stockholders, including both net loss and dividends on preferred instruments, for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the number of common and potential common shares outstanding during the period. During any period when they would be anti-dilutive, potential common shares are not considered in the computations.

Revenue Recognition

The Company generates recurring revenue from providing colocation and interconnection services. More than 90% of its revenues are provided from these recurring revenues. The Company’s remaining revenues are nonrecurring and consist of technical support and installation services.

Colocation services are governed by the terms and conditions of a master service agreement. Customers typically execute agreements for one to three year terms. The Company bills customers on a monthly or quarterly basis and recognizes the revenue on a straight-line basis over the life of the agreement. Installation services for such long-term agreements, defined as greater than one month, are recognized on a straight-line basis over the term of the agreement, which the Company believes approximates the life of the customer relationship.

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

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2006 and 2007

In Thousands, Except Per Share Amounts

The Company guarantees certain service levels, such as uptime, as outlined in customer contracts. To the extent these service levels are not achieved, the Company reduces revenue for any credits given to the customer. There have been no significant service level credits recorded in the periods presented.

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

Advertising, Promotion and Marketing Expenses

All costs associated with advertising, promotion and marketing are expensed when the related activities occur. Advertising, promotion and marketing expenses for the years ended December 31, 2005, 2006, and 2007 were approximately $837, $989, and $1,083, respectively, and are included in sales and marketing expenses.

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

Years Ended December 31, 2005, 2006 and 2007

In Thousands, Except Per Share Amounts

statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements.

Concentrations of Credit Risk

Concentrations of credit risk generally arise from accounts receivable and cash balances. The Company provides colocation and interconnection services to customers ranging in size from small entrepreneurial entities to national and international corporations. The Company’s facilities are located throughout the United States and in Toronto, Ontario, which management believes provides diversification with respect to the Company’s exposure to economic risks in any particular location.

The Company attempts to limit its credit risk associated with cash and cash equivalents by keeping deposits in major financial institutions. Management believes the financial institutions that hold the Company’s cash balances are financially stable and, therefore, credit risk is minimized with respect to these cash balances. At period-end, cash balances were in excess of Federal Deposit Insurance Corporation (FDIC) insured limits.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable net of the allowance for doubtful accounts, other current assets, accounts payable, accrued expenses, and other liabilities approximate fair value due to their short-term nature.

The fair value of long-term debt is estimated based on the current rates offered to the Company for similar debt. Due to the variable nature of the interest rates, the carrying amounts of the Company’s long-term debt approximate fair value. The fair value of interest rates swaps are recorded at their estimated fair value based on market prices.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007, however on February 6, 2008, the FASB stated it would delay the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not anticipate the adoption of this statement will have a material impact to its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157. The Company does not anticipate the adoption of this statement will have a material impact to its financial statements.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2006 and 2007

In Thousands, Except Per Share Amounts

3. Acquisitions

On January 1, 2005, the Company purchased all of the outstanding stock of LayerOne, Inc. (“LayerOne”), which operated three colocation facilities in the United States. The purchase price was approximately $25,976, net of cash received, assumed liabilities of $1,456 and expenses of the transaction of $563. The purchase price was allocated to property and equipment, other tangible assets, contract-based and customer-based intangible assets and goodwill based on their estimated fair value pursuant to the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”). The weighted average amortization period of the amortizable intangible assets acquired is approximately 10.9 years. Goodwill is associated with the value of network density and the acquired workforce. No deduction for tax purposes is expected for the goodwill associated with the acquisition of LayerOne. The transaction was financed with a term loan drawn under an amended credit facility and with cash on hand.

Acquired assets and liabilities are as follows:

LayerOne, Inc.
Cash	$1,198
Accounts receivable	1,300
Security deposits	69
Property and equipment	1,819
Intangible assets	13,038
Goodwill	9,750
Accounts payable and accrued expenses	(697)
Deferred revenues	(759)

Net assets acquired	$25,718

The financial results of the former LayerOne facilities have been included in the consolidated financial statements since the acquisition date of January 1, 2005.

4. Accounts Receivable

Accounts receivable, net, consists of the following:

	December 31,
	2006	2007
Accounts receivable, gross	$8,293	$9,444
Allowance for doubtful accounts	(777)	(415)

Accounts receivable, net	$7,516	$9,029

Additions (reductions) to the allowance for doubtful accounts were approximately $1,483, $1,106, and $(54) for the years ended December 31, 2005, 2006, and 2007, respectively. Writeoffs charged against the allowance were approximately $(1,167), $(1,065), and $(308) for the years ended December 31, 2005, 2006, and 2007, respectively.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2006 and 2007

In Thousands, Except Per Share Amounts

5. Property and Equipment, Net

Property and equipment consisted of the following:

	December 31,
	2006	2007
Equipment	$75,730	$94,495
Leasehold improvements	92,713	104,328
Assets under capital lease	—	22,119
Furniture	1,568	1,868
Construction in progress	54	11,922

Property and equipment, gross	170,065	234,732
Less: accumulated depreciation	(104,118)	(119,929)

Property and equipment, net	$65,947	$114,803

During 2005 and 2006 the Company determined that property and equipment in certain facilities was impaired. Asset impairment charges, based on the fair value of the asset group impaired, of approximately $2,140 and $2,193 were recorded during the years ended December 31, 2005 and 2006, respectively. There were no asset impairment charges for the year ended December 31, 2007.

The Company capitalized approximately $463 and $158 of interest related to start-up and expansion projects at its facilities during the years ended December 31, 2006 and 2007, respectively, as part of construction in progress.

Depreciation included in continuing operations for the years ended December 31, 2005, 2006, and 2007 was approximately $21,237, $15,469, and $18,296, respectively. Depreciation associated with assets under capital lease was $345 for the year ended December 31, 2007.

6. Goodwill, Intangible Assets and Other Long-Term Assets

Goodwill, net of accumulated amortization, was $36,023 at both December 31, 2006 and 2007.

At December 31, 2006 and 2007 intangible assets, consisting of customer-based contracts, were as follows:

	December 31,
	2006	2007
Gross Carrying Amount	$53,144	$52,104
Accumulated Amortization	(23,208)	(28,817)

Net Carrying Amount	$29,936	$23,287

Future amortization expense on intangible assets is estimated to be approximately $4,156 for fiscal year 2008, $3,731 for fiscal year 2009, $3,475 for fiscal year 2010, $3,250 for fiscal year 2011, $2,599 for fiscal year 2012, and $6,076 thereafter.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2006 and 2007

In Thousands, Except Per Share Amounts

Included in other long-term assets, net, on the consolidated balance sheets are debt issuance costs, net, totaling $3,600 and $883 as of December, 2006 and 2007, respectively. Public offering costs of $2,019 are also included as of December 31, 2006 and were offset against additional paid-in capital at the time of the initial public offering in 2007.

Amortization of debt issuance costs, included as a component of interest expense, was approximately $1,100, $848, and $417 for the years ended December 31, 2005, 2006 and 2007.

7. Long-Term Debt

The Company’s long-term debt consisted of the following:

	December 31,
	2006	2007
Senior notes, interest (at the option of the Company at inception of each loan) at the Base Rate (Prime), plus the applicable margin (3.00% for Term Loan A, 3.25% for Term Loan B, and 6.25% for 2 nd Lien) or the Eurodollar Rate, as defined, plus the applicable margin (4.00% for Term Loan A, 4.25% for Term Loan B, and 7.25% for 2 nd Lien). The total cost of outstanding debt was 10.55% at December 31, 2006.	$144,156	$—
Senior notes, interest (at the option of the Company at inception of each loan) at the Base Rate (Prime), plus the applicable margin (2.00% for Term Loan B) or the Eurodollar Rate, as defined, plus the applicable margin (3.00% for Term Loan B). The total cost of outstanding debt was 8.25% at December 31, 2007.	—	38,189

Total debt	144,156	38,189
Less current portion	(4,125)	(3,750)

Long-term debt	$140,031	$34,439

In October 2005, the Company amended and restated existing debt agreements to provide for total availability of $155,000 in the form of (i) a five year “Term Loan A” in the amount of $25,000 that was completely drawn at closing, (ii) a six year “Term Loan B” in the amount of $75,000 that was completely drawn at closing, (iii) a six-and-a-half year “Second Lien Term Loan” in the amount of $45,000 that was completely drawn at closing, and (iv) a five year “Revolving Term Loan” (“2005 Revolving Loan”) in the amount of $10,000 that was drawn down by approximately $153 to back letters of credit (collectively, the “Credit Facility”).

A commitment fee of 0.5% per annum on the unused portion of the 2005 Revolving Loan is payable quarterly and each letter of credit requires a fee of 0.125% of the initial face amount, plus 4.50% per annum for interest cost payable quarterly. Mandatory principal payments, which would reduce the total capacity, are required upon issuance of new debt or equity, asset sale or receipt of casualty proceeds and with 50% of any excess cash flow, as defined in the 2005 Revolving Loan, in any year after December 31, 2005. For Eurodollar based loans, interest is paid as the loans are renewed. Principal payments are based on the amortization schedule contained in the Credit Facility. Eurodollar based loans are renewed in three or six month increments, at the Company’s discretion. Interest on base rate loans is paid at the time of the loan renewal. Base rate loans are

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2006 and 2007

In Thousands, Except Per Share Amounts

renewed quarterly. Accrued interest included in accounts payable and accrued expenses in the accompanying consolidated balance sheets is approximately $1,108 and $241 at December 31, 2006 and 2007, respectively.

As of December 31, 2006, $24,344 in principal amount was outstanding under Term Loan A, $74,812 in principal amount was outstanding under Term Loan B, and $45,000 in principal amount was outstanding under the Second Lien Term Loan. As of December 31, 2006, no principal amount of debt was outstanding under the 2005 Revolving Loan.

On January 24, 2007, the Credit Facility was amended such that repayment of the entire Second Lien Term Loan could occur prior to the repayment of Term Loan A and Term Loan B.

On February 1, 2007, the letters of credit in the amount of $153 were terminated, in connection with our renewal of our Reston, Virginia lease.

On February 14, 2007, $45,000 was repaid under the Second Lien Term Loan, $24,344 under Term Loan A, and $35,124 under Term Loan B. In connection with such repayment, $2,359 of capitalized debt issuance costs were recorded as a loss on debt extinguishment and a $450 prepayment fee was incurred.

In June 2007, the Credit Facility was amended to reduce the applicable margin rates associated with the borrowings to 3.00% per annum for Eurodollar Rate Loans and 2.00% per annum for Base Rate Loans. The amendment reduces the effective interest rate by 1%.

Scheduled principal payments of $1,500 were made during the year ended December 31, 2007. As of December 31, 2007, scheduled maturities of the Credit Facility, exclusive of potential excess cash flow payments, for the next five years and thereafter are as follows:

Year	Amount
2008	$3,750
2009	4,688
2010	20,438
2011	9,313
2012	—

Total	$38,189

All of the assets of the Company are pledged as collateral for the Credit Facility. The Credit Facility contains financial covenants which, among other restrictions, require the maintenance of certain financial ratios and restrict asset purchases and dividend payments. The Company was in compliance with these covenants at December 31, 2006 and December 31, 2007.

Capital Lease Obligation

In August 2007, the Company recorded a capital lease for a facility in Sunnyvale, California. Monthly payments under the capital lease, which commenced in August 2007, will be made through July 2032 at an effective interest rate of 8.36% per annum. As of December 31, 2007, the capital lease obligation was $22,049.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2006 and 2007

In Thousands, Except Per Share Amounts

As of December 31, 2007, future minimum lease payments, for the next five years and thereafter are as follows:

Year	Amount
2008	$1,647
2009	1,695
2010	1,746
2011	1,799
2012	1,853
Thereafter	49,868

Total future minimum capital lease payments	58,608
Less: Interest component of capital lease payments	36,559

Present Value of minimum capital lease payments	22,049
Less: Current portion of capital lease obligations	—

Long-term capital lease obligations	$22,049

In October 2007, the Company, executed a lease agreement for a facility in New Bergen, New Jersey. The lease term is for fifteen years and includes renewal options for two additional, consecutive periods of five years. The lease will commence on February 1, 2008, at which time a capital lease asset and obligation of $27,500 will be recorded. Monthly payments under the capital lease will be made through July 2033 at an effective interest rate of 9.85% per annum. Total payments over the lease term will be $80,888, of which $1,158 will be in 2008.

Interest Rate Derivatives

In March 2005, the Company entered into an interest rate swap agreement on a notional value of $15,000. There was no up-front cost for this agreement. The contract states that the Company pays 3.97% from July 2005 through June 2006 and 4.48% from July 2006 through June 2007. The counterparty either paid to the Company or received from the Company the difference between actual LIBOR and the contracted rate.

In November 2005, the Company entered into an interest rate swap agreement on a notional value of $70,000. There was no upfront cost for this agreement. The contract states that the Company would pay 4.758% from February 2006 through February 2009. The counterparty would either pay to the Company or receive from the Company the difference between actual LIBOR and the contracted rate.

As of December 31, 2007, the Company’s interest rate swap has a notional value of $70,000, which is $31,811 more than the outstanding floating rate credit facility. The fair value of the interest rate derivative represents the estimated receipts or payments that would be made to terminate the agreement prior to expiration. As of December 31, 2006 and 2007, the Company recorded interest rate derivative fair values to the balance sheet of approximately $560 and $(624), respectively. The change in fair value of approximately $131, $468, and $(1,184) is recorded as a decrease (increase) in interest expense in the consolidated statements of operations for the years ended December 31, 2005, 2006, and 2007, respectively.

8. Income Taxes

For 2007, the provision for income taxes was approximately $263, which consists of federal, state, and foreign income taxes.

For 2005, the provision for income taxes was approximately $69, which consists entirely of federal income taxes. For 2006 there was no provision for income taxes.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2006 and 2007

In Thousands, Except Per Share Amounts

There were no net deferred income tax provisions for the years ended December 31, 2005, 2006, and 2007 as the Company recorded a full valuation allowance against all deferred tax assets.

As of December 31, 2007, the Company had a Federal net operating loss carry forward (“NOL”) of approximately $61,682 and an alternative minimum tax credit of approximately $55 available to reduce future federal income taxes. The NOL will begin to expire in 2021 and the alternative minimum tax credit does not expire.

The components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2007, are as follows:

	December 31,
	2006	2007
Current deferred tax assets
Deferred rent	$103	$138
Unearned revenue	742	1,335
Accrued expenses	769	908
Other	14	298

	1,628	2,679
Less: Valuation allowance	1,628	2,679

Net current deferred tax assets	—	—

Non-current deferred tax assets
Net operating loss carryforwards	24,230	23,728
Foreign net operating loss	2,143	252
Non-qualified stock options	—	478
Property and equipment	1,754	271
Deferred rent	3,825	4,879
Unearned revenue	390	776

	32,342	30,384
Less: Valuation allowance	30,402	30,150

Net non-current deferred tax assets	1,940	234

Non-current deferred tax liabilities
Intangible assets	(1,940)	(234)

	(1,940)	(234)
Net non-current deferred taxes	$—	$—

The Company provides a valuation allowance against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The net deferred tax assets as of December 31, 2005, 2006, and 2007 are fully offset by a valuation allowance.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2006 and 2007

In Thousands, Except Per Share Amounts

The changes in the valuation allowance account for the deferred tax assets are as follows:

	For the years ended December 31,
	2005	2006	2007
Balance at January 1	$28,043	$27,321	$32,030
Additions charged to costs and expenses	4,233	4,709	799
Other subtractions(1)	(4,955)	—	—

Balance at December 31	$27,321	$32,030	$32,829

(1)	Decrease to the Company’s valuation allowance upon acquisition of deferred tax liabilities from the purchase of LayerOne in 2005.

The following table accounts for the differences between the actual tax provision and amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the pretax loss for the years ended December 31, 2005, 2006, and 2007:

	For the years ended December 31,
	2005	2006	2007
Statutory benefit	$(3,921)	$(4,102)	$(183)
State taxes net of federal benefit	(330)	(352)	50
Foreign statutory rate difference	56	77	65
Non-deductible expenses and other	31	(332)	(468)

	(4,164)	(4,709)	(536)
Change in valuation allowance	4,233	4,709	799

Provision for income taxes	$69	$0	$263

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. The Company is currently under examination by the states of New York and Washington regarding income, franchise, and excise taxes. Sales tax audits are ongoing with the state of New York, as well as property tax audits within the states of California and Missouri. The Company does not anticipate adjustments from such audits would result in a material change to its financial position.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2006 and 2007

In Thousands, Except Per Share Amounts

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an approximate $82 increase in the current liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. Approximately $63 was accrued in current liabilities prior to the adoption of FIN 48 for this same tax position. If recognized, the total amount of the unrecognized tax benefit will impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$145
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$145

In conjunction with the adoption of FIN 48, the company accrued approximately $33 for the payment of interest and penalties at January 1, 2007 which is included as a component of the $145 unrecognized tax benefit noted above. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall tax provision.

9. Loss Per Share

The following table provides the detail for the computation of basic and diluted loss per share attributable to common stockholders:

The weighted average share calculation for the year ended December 31, 2007 includes the Predecessor’s shares outstanding through February 13, 2007, and the Successor’s shares issued in connection with the initial public offering outstanding from February 13, 2007.

The income (loss) attributable to common stockholders for the year ended December 31, 2007, includes $1,734 of accretion on preferred stock for the period between January 1, 2007 and February 13, 2007, the date of reorganization and a $225,788 deemed dividend which represents the difference in carrying value of the Predecessor’s preferred stock that was converted into the Successor’s common stock and the fair market value of such common stock.

	For the years ended December 31,
	2005	2006	2007
Numerator:
Loss from continuing operations	$(8,746)	$(11,277)	$(1,183)
Less preferred stock accretions and dividends	(33,691)	(13,530)	(227,522)

Loss from continuing operations, attributable to common stockholders	$(42,437)	$(24,807)	$(228,705)
Income (loss) from discontinued operations	(2,528)	(444)	397

Loss attributable to common stockholders	$(44,965)	$(25,251)	$(228,308)

Denominator:
Weighted average shares	107,787	107,545	41,626
Net income (loss) per share basic and diluted:
Continuing operations, attributable to common stockholders	$(0.39)	$(0.23)	$(5.49)
Discontinued operations	(0.03)	(0.00)	0.01

Net loss, attributable to common stockholders	$(0.42)	$(0.23)	$(5.48)

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2006 and 2007

In Thousands, Except Per Share Amounts

The following table provides the detail of potential common shares that are not included in the diluted net loss per share calculation because these shares are anti-dilutive:

	For the years ended December 31,
	2005	2006	2007
Common stock options	1,032	1,006	2,162
Series B Convertible Preferred stock	49,674	49,674	—

Potential common shares for the years ended December 31, 2005 and 2006 should include the Series A Special Junior Stock, the Series B Special Junior stock and the Series C Special Junior stock (collectively referred to herein as the “Junior Stock”). However, pursuant to an investors agreement entered into between the Company and virtually all of its stockholders in March 2003 and under the Company’s certificate of incorporation that was amended and restated in March 2003, a formula was set forth establishing the amount of shares of common stock that the holders of each class of the Company’s securities is to receive in connection with a corporate reorganization of the Company. The result of the application of this formula is that holders of the Company’s Junior stock did not receive any common stock or any other consideration in connection with the corporate reorganization or the initial public offering. As a result, the fair value of the common shares and the Junior stock is zero. The Junior stock and the Series B Convertible Preferred stock were cancelled at the time of the corporate reorganization and initial public offering.

10. Common stock, Series B Common stock, Special Junior stock and Preferred stock

Predecessor Shares

The Predecessor had nine classes of capital stock outstanding—Common stock; Series B Common stock; Series A Special Junior stock; Series B Special Junior stock; Series C Special Junior stock; Series B Convertible Preferred (“Series B”) stock; Series C Redeemable Preferred (“Series C”) stock; Series D Redeemable Preferred (“Series D”) stock; Series D-1 Preferred stock; and Series D-2 Preferred stock. These classes generally differed with respect to their relative priority to distributions and other rights. Each class of capital stock had voting rights, other than Series C Redeemable Preferred stock. The Special Junior stock was issued to certain employees pursuant to compensation arrangements established by the Predecessor’s Board of Directors.

The Series D stock carried dividends of 12% per year, compounded semi-annually. In October 2005, the Company redeemed the Series D stock for $43,922.

The Series C stock carried a cumulative dividend of 12.5%, compounded semi-annually. In liquidation, the Series C stockholders were entitled to $16,000 after the Company paid the full liquidation preference of the Series D stock. In October, 2005, the Company paid the interim preference and recorded such accretion to accumulated deficit in stockholder’s equity (deficit).

The Series B stock carried a cumulative dividend of 8.0% compounded semi-annually through accretion adjustments to accumulated deficit in stockholder’s equity (deficit). The Series B stock accreted $12,821, $13,530, and $1,734 for the years ended December 31, 2005, 2006, and 2007, respectively.

During February 2006, the Predecessor acquired 274 shares of common stock from a stockholder for one dollar and those shares were retired. From January 1, 2007 to February 7, 2007, 6 Series D-2 Preferred stock options were exercised.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2006 and 2007

In Thousands, Except Per Share Amounts

On February 13, 2007 in connection with the initial public offering, the Company completed a reorganization whereby stockholders of the Predecessor received 24,807 shares of the Company’s Common stock in exchange for their shares of the Predecessor’s capital stock. Pursuant to an investors agreement entered into between the Company and virtually all of its stockholders, 55,252 shares of the Predecessor were exchanged for 24,807 common shares of the Sucessor. Shares of the Company’s Common stock were allocated as follows to the Predecessor’s stockholders:

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

On February 8, 2007, 9,000 shares of common stock were sold to the public through an initial public offering. From February 8, 2007 to December 31, 2007, 505 common stock options were exercised, which consisted entirely of converted D-2 Preferred stock options.

No dividends were declared during 2007 for the holders of common stock.

The Company has also authorized 25,000 shares of preferred stock.

11. Stock Based Compensation

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

Years Ended December 31, 2005, 2006 and 2007

In Thousands, Except Per Share Amounts

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

A summary of the activity related to Series D-2 Preferred stock options is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2004	317	$14.76
Options granted	—	$—
Options exercised	(37)	$0.01
Options cancelled	(19)	$19.11

Outstanding as of December 31, 2005	261	$16.57
Options granted	—	$—
Options exercised	(56)	$0.06
Options cancelled	(11)	$23.99

Outstanding as of December 31, 2006	194	$21.97
Options granted	—	$—
Options exercised	(6)	$0.06
Options cancelled	—	$—
Options cancelled for conversion	(188)	$22.71

Outstanding as of December 31, 2007	—	$—

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

On February 7, 2007, the Company granted 1,193 common stock options with an exercise price of $17.00 per share to employees and non-employee directors. Approximately 1,168 of the common stock options vest at a

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2006 and 2007

In Thousands, Except Per Share Amounts

rate of 25% on the first anniversary of the grant date and 25% annually until the common stock options are fully vested. Non-employee directors received a total of 25 common stock options that vested immediately. These vesting periods were established by the Board of Directors at the date of grant. Other grants as permitted by the plan occurred during the remainder of 2007, vesting 25% on the first anniversary of the grant date and 25% annually until the common stock options are fully vested.

Common stock options expire ten years after the date of grant or when an individual ceases to be an employee of the Company. Compensation expense for these common stock options will be recognized over the vesting period.

A summary of the common stock option activity of the Plan is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2006	—	$—
Options issued for Series D-2 Preferred stock options conversion	1,346	$3.01
Options granted	1,341	$17.15
Options exercised	(505)	$2.57
Options forfeited or cancelled	(20)	$16.97

Outstanding as of December 31, 2007	2,162	$11.76

A summary of the nonvested shares activity between December 31, 2006 and 2007 is presented below.

	Nonvested Common Stock Options	Weighted Average Grant Date Fair Value Per Option
Nonvested at December 31, 2006	—	$—
Nonvested options issued for Series D-2 Preferred stock options	172	$0.57
Options granted	1,341	$13.89
Vested	(171)	$2.13
Forfeited	(20)	$13.87

Nonvested at December 31, 2007	1,322	$12.33

The following table summarizes information about common stock options outstanding under the Plan as of December 31, 2007:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life
$0.01	129	5.61
$3.87	712	6.30
$17.00	1,173	9.11
$17.63	26	9.39
$18.50	122	9.72

Total options outstanding	2,162	8.01

Total options exerciseable	840	6.27

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2006 and 2007

In Thousands, Except Per Share Amounts

The aggregate intrinsic value of options outstanding as of December 31, 2007 was $10,715. The aggregate intrinsic value of options exercisable as of December 31, 2007 was $10,389.

12. Discontinued Operations and Other Dispositions

A facility in Chicago was abandoned in 2005. The lease for a second facility in Chicago expired on February 28, 2007 and was not renewed. The lease for a facility in Kansas City expired on September 30, 2007 and was not renewed. All three facilities meet the criteria for classification as discontinued operations pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. As such, the income (loss) associated with these facilities are reflected as discontinued operations in the Company’s results of operations as follows:

	For the years ended December 31,
	2005	2006	2007
Income (loss) from operations of discontinued facilities	$(2,528)	$(444)	$397
Gain (loss) from disposal of discontinued facilities	—	—	—

	$(2,528)	$(444)	$397

13. Commitments and Contingencies

Lease Payments

The Company and its subsidiaries are engaged in the operation of colocation facilities, which are held under noncancelable operating leases expiring at various dates through 2025. Certain of these noncancelable operating leases provide for renewal options. Total rent expense was $19,535, $21,684, and $24,185 for the years ended December 31, 2005, 2006, and 2007, respectively.

As of December 31, 2007, future minimum lease payments under these noncancelable operating leases for the next five years and thereafter are approximately as follows:

Year	Amount
2008	$22,741
2009	22,993
2010	19,962
2011	17,766
2012	16,620
Thereafter	100,363

Total minimum lease payments	$200,445

Legal Proceedings—Ongoing

On May 31, 2006, the Company and Switch & Data Facilities Company, LLC, a subsidiary of the Company, were served with a lawsuit alleging a failure by the Company or its subsidiary to execute a lease in October 2000 for a building in Milwaukee, Wisconsin. Plaintiffs are claiming the rent and associated lease charges due for the entire ten year term of the lease is $3,666. Plaintiffs are also claiming a $750 loss on the sale of the building and

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2006 and 2007

In Thousands, Except Per Share Amounts

$200 in attorney fees. Management believes there is a range of likely outcomes and has accrued an amount at the low end of the range in accordance with Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company has accrued $150 as of December 31, 2007 and such amount is included in lease litigation settlement in the Consolidated Statement of Operations for the year ended December 31, 2007. In the event of a settlement or trial, the ultimate expense to the Company may be materially different than the amount accrued.

One additional suit filed on October 26, 2001, Continental Poydras Corporation vs Switch and Data LA One, LLC and the Company’s predecessor, is pending in New Orleans, Louisiana. Plaintiff is seeking over $3,550 in connection with the Company’s alleged default of a lease agreement. There has been no activity in this case since July 10, 2003.

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

Legal Proceedings—Closed

The Company was involved in an ongoing lawsuit related to a real estate lease in West Palm Beach, Florida. In May 2002, TQ West Palm LLC and Node.com Inc. filed suit in the Circuit Court in Palm Beach County, Florida against the Company and certain subsidiaries. In addition to claims of breach of a lease, the complaint alleged fraudulent misrepresentation of the financial resources of a subsidiary. The plaintiffs were seeking damages of approximately $29,700. The Company had previously accrued $500 as of December 31, 2006 and such amount was included within other expenses in the consolidated statement of operations for the year ended December 31, 2004. On April 26, 2007, in exchange for a full settlement agreement and the execution of mutual full and general releases of all claims which were raised or could have been raised in the referenced matter, the Company agreed to pay $3,000 to the Plaintiffs. The amount in excess of amounts previously accrued in 2004 is included in the Statement of Operations as lease litigation settlement. The settlement amount was subsequently paid and the case was dismissed with prejudice.

The Company was involved in a lawsuit brought by two stockholders. The lawsuit against the Company and others (collectively, the “Defendants”) was filed in a Delaware state court on January 29, 2007. This lawsuit sought a declaratory judgment that those of the Predecessor’s stockholders who had not signed the Predecessor’s fourth amended and restated investors agreement were entitled to appraisal rights with respect to the reorganization. It also sought a preliminary injunction against the reorganization and the initial public offering until the appraisal rights issue was resolved. The plaintiffs sought expedited consideration for the preliminary injunction. On February 2, 2007, the Delaware state court denied the plaintiff’s motion for expedited consideration. This denial was based upon the Defendants’ agreement that the plaintiffs, and any other holder of the Predecessor’s capital stock who had not signed the Predecessor’s fourth amended and restated investors agreement, could participate in the initial public offering as a selling stockholder and not waive any right to an appraisal remedy (if any such right exists), even if such stockholder had previously consented in writing to the reorganization. On September 7, 2007, in exchange for a full settlement agreement and the execution of a mutual full and complete release of all claims which were raised or could have been raised in the referenced matter, the Company agreed to pay plaintiffs’ attorney fees of $50. The settlement amount was paid in September 2007 and the case was dismissed with prejudice.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2006 and 2007

In Thousands, Except Per Share Amounts

Taxes

During 2005, the State of Washington performed an excise tax audit on three of the Company’s subsidiaries and assessed additional business and occupation taxes. The Company has unsuccessfully challenged these assessments and is determining if additional appeals will be made. The Company has deemed this as a probable loss contingency. As such, the Company accrued $660 in March 2007 for the periods under audit as well as all subsequent periods including estimated taxes and penalties.

14. Employee Benefit Plan

During 1999, the Company adopted the Switch & Data Facilities Company 401(k) Plan (the “401(k) Plan”). During 2003, the plan name was changed to the Switch and Data Management Company 401(k), without amending the plan features. All employees located in the United States are eligible to participate on the first day of the quarter following their first day of employment. Under the 401(k) Plan, eligible employees are entitled to make tax deferred contributions, which the Company matches at a rate of 50% up to the maximum allowable statutory contribution. The Company contributed approximately $514, $715, and $679 for the years ended December 31, 2005, 2006 and 2007, respectively, to the 401(k) Plan.

15. Related Party Transactions

In 2005, the Company engaged another consulting firm for certain real estate advisory services. A stockholder of the Company owns this firm. The agreement provides for a payment of $75 for these services. There was $50 payable to the firm as of December 31, 2005, which was paid in 2006.

There were no related party transactions for the years ended December 31, 2006 and 2007.

16. Segment Information

The Company manages its business as one reportable segment. Although the Company provides colocation services in several markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services.

The Company’s geographic revenues are as follows:

	For the years ended December 31,
	2005	2006	2007
Revenues
United States	$99,160	$104,861	$128,480
Canada	5,323	6,167	9,050

	$104,483	$111,028	$137,530

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2006 and 2007

In Thousands, Except Per Share Amounts

The Company’s long-lived assets are located in the following geographic regions:

	December 31,
	2006	2007
Long-Lived Assets
United States	$132,906	$163,092
Canada	6,743	13,506

	$139,649	$176,598

The Company had no customers that represented more than 10% of total revenues for the years ended December 31, 2005, 2006, and 2007.

17. Quarterly Financial Data (Unaudited)

The following table presents selected quarterly information for fiscal 2006.

	For the Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$26,505	$27,254	$28,193	$29,076
Operating income (loss)	950	(489)	587	2,444
Net loss	(2,331)	(3,515)	(4,213)	(1,662)
Net loss, attributable to common stockholders	(5,620)	(6,804)	(7,689)	(5,138)
Net loss per share, attributable to common stockholders—basic and diluted	(0.05)	(0.06)	(0.07)	(0.05)

The following table presents selected quarterly information for fiscal 2007.

	For the Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$31,389	$33,212	$35,432	$37,497
Operating income (loss)	(1,505)	1,954	2,755	3,804
Net income (loss)	(6,631)	1,963	1,402	2,480
Net income (loss), attributable to common stockholders	(234,153)	1,963	1,402	2,480
Net income (loss) per share, attributable to common stockholders—basic	(3.61)	0.06	0.04	0.07
Net income (loss) per share, attributable to common stockholders—diluted	(3.61)	0.06	0.04	0.07