Form 10-Q
period 2008-03-31
Switch & Data Facilities Company, Inc.
filed 2008-04-30
CIK 1371011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended on March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number:

SWITCH & DATA FACILITIES COMPANY, INC.

(Exact name of registrant as specified in its charter)

Deleware	59-3641081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1715 Westshore Boulevard, Suite 650, Tampa, FL 33607

(Address of principal executive offices) (Zip Code)

(813) 207-7700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock as of April 15, 2008 was 34,311,387.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	December 31, 2007	March 31, 2008
Assets
Current assets
Cash and cash equivalents	$45,595	$109,549
Accounts receivable, net of allowance for bad debts of $415 and $608, respectively	9,029	7,671
Prepaids and other assets	1,468	1,432

Total current assets	56,092	118,652
Property and equipment, net	114,803	160,467
Goodwill	36,023	36,023
Other intangible assets, net	23,287	21,835
Other long-term assets, net	2,485	5,768

Total assets	$232,690	$342,745

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$26,859	$24,520
Derivative liability	—	1,615
Current portion of unearned revenue	3,567	3,097
Current portion of deferred rent	363	355
Current portion of customer security deposits	936	955
Current portion of long-term debt	3,750	—

Total current liabilities	35,475	30,542
Derivative liability	624	—
Unearned revenue, less current portion	2,073	1,886
Deferred rent, less current portion	12,882	13,987
Customer security deposits, less current portion	93	70
Long-term debt, less current portion	34,439	120,000
Long-term portion of capital lease obligations	22,049	50,057

Total liabilities	107,635	216,542
Commitments and contingencies (see note 10)
Stockholders’ equity
Common stock, $0.0001 par value, authorized 200,000 shares; 34,312 issued and outstanding as of December 31, 2007 and March 31, 2008	3	3
Preferred stock, $0.0001 par value, authorized 25,000 shares; no shares issued and outstanding	—	—
Unearned stock compensation	(15)	—
Additional paid-in capital	340,520	342,019
Accumulated deficit	(217,573)	(217,159)
Accumulated other comprehensive income	2,120	1,340

Total stockholders’ equity	125,055	126,203

Total liabilities and stockholders’ equity	$232,690	$342,745

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	For the three months ended March 31,
	2007	2008
Revenues	$31,389	$39,777
Costs and operating expenses
Cost of revenues, exclusive of depreciation and amortization	16,431	20,359
Sales and marketing	3,817	5,194
General and administrative	3,883	4,331
Depreciation and amortization	6,163	6,524
Lease litigation settlement	2,600	—

Total costs and operating expenses	32,894	36,408

Operating income (loss)	(1,505)	3,369
Interest income	222	372
Interest expense	(2,608)	(2,502)
Loss from debt extinguishment	(2,809)	(695)
Other expense, net	(104)	(161)

Income (loss) from continuing operations before income taxes	(6,804)	383
Provision for income taxes	(12)	(44)

Income (loss) from continuing operations	(6,816)	339
Income from discontinued operations	185	—

Net income (loss)	(6,631)	339
Preferred stock accretions and dividends	(227,522)	—

Net income (loss), attributable to common stockholders	$(234,153)	$339

Net income (loss) per share—basic
Continuing operations attributable to common stockholders	$(3.61)	$0.01
Discontinued operations	0.00	—

Net income (loss) attributable to common stockholders	$(3.61)	$0.01

Weighted average shares outstanding	64,937	34,311
Net income (loss) per share—diluted
Continuing operations attributable to common stockholders	$(3.61)	$0.01
Discontinued operations	0.00	—

Net income (loss) attributable to common stockholders	$(3.61)	$0.01

Weighted average shares outstanding	64,937	34,896

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the three months ended March 31,
	2007	2008
Cash flows from operating activities:
Net income (loss)	$(6,631)	$339
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	4,348	5,217
Amortization of debt issuance costs	157	88
Amortization of other intangible assets	1,805	1,308
Loss on debt extinguishment	2,359	695
Stock compensation expense	913	1,515
Provision for bad debts, net of recoveries	42	268
Deferred rent	222	1,133
Change in fair value of derivative	256	1,065
Loss on disposal of fixed assets	24	13
Changes in operating assets and liabilities, net of acquired amounts
(Increase) decrease in accounts receivable	(1,488)	1,049
(Increase) decrease in prepaids and other assets	(165)	22
(Increase) decrease in other long term assets	11	(29)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	5,365	(1,052)
Increase (decrease) in unearned revenue	497	(595)

Net cash provided by operating activities	7,715	11,036

Cash flows from investing activities:
Purchase of property and equipment	(5,931)	(24,908)

Net cash used in investing activities	(5,931)	(24,908)

Cash flows from financing activities:
Principal payments under long-term debt	(104,655)	(38,189)
Proceeds from long-term debt	—	120,000
Public offering costs	(1,024)	—
Proceeds from initial public offering, net of commissions	142,290	—
Debt issuance and amendment costs	(55)	(3,801)

Net cash provided by financing activities	36,556	78,010

Net increase in cash and cash equivalents	38,340	64,138
Effect of exchange rate changes on cash	10	(184)

Cash and cash equivalents:
Beginning of the period	3,671	45,595

End of the period	$42,021	$109,549

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,018	$1,433
Cash paid for taxes	$12	$3
Cash paid for pre-payment penalty on long-term debt	$450	$—

Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$527	$12,018
Asset acquired and obligation incurred under capital lease (see Notes 3 and 5)	$—	$27,500

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Switch & Data Facilities Company, Inc. (the “Company”) and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 28, 2008. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

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

Fair Value

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. In summary, FAS 157 does the following:

1.	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

2.	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date;

3.	Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of the Company’s creditworthiness when valuing liabilities; and

4.	Expands disclosures about instruments measured at fair value.

FAS 157 also establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Relative to FAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends FAS 157 to exclude Statement of Financial Accounting Standards No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of FAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company adopted FAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. Non-recurring non-financial assets and non-financial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value for impairment testing, including goodwill, other intangible assets, and property and equipment. The adoption of FAS 157 resulted in a cumulative transition adjustment of $74 that decreased the Company’s derivative liability and increased retained earnings.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008:

	Fair Value Measurements at March 31, 2008 Using
	Total Carrying Value at March 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,615	—	$1,615	—

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The following is a description of the Company’s valuation methodology for assets and liabilities measured at fair value.

Cash and Cash Equivalents, accounts receivable net of the allowance for doubtful accounts, other current assets, accounts payable, accrued expenses, and other current liabilities. These financial instruments are not carried at fair value, but are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

Interest Rate Swaps. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the counterparty’s creditworthiness.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, (“FAS 159”), which is effective for fiscal years beginning after November 15, 2007. FAS 159 provides the option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. The Company has elected to not apply FAS 159 to any of its existing assets or liabilities.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions for stock-based compensation required by Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“FAS 123R”). The Company is required to utilize the prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of FAS 123R, stock-based compensation expense is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. As of March 31, 2008, there was $19,454 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans accounted for under FAS 123R. These costs are to be recognized ratably over a four year period. The Company recorded $1,515 of compensation expense for the three months ended March 31, 2008.

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

For options granted during the three months ended March 31, 2008, the fair value of each option grant was based on the Black-Scholes option-pricing model with the following assumptions:

	For the three months ended March 31, 2008
	Options to non- employee directors vesting immediately	Options vesting 25% annually for four years
Expected term of the options	5.00 years	6.25 years
Risk-free interest rate	2.88%	3.15%
Expected stock price volatility	61.08%	82.81%
Expected dividend yield	None	None

As a new public company without sufficient option exercise history, the Company estimates the expected term of options granted by taking the weighted average of the vesting period and the contractual term of the option, as illustrated in Staff Accounting Bulletin No. 107 Share-Based Payment (“SAB 107”) and Staff Accounting Bulletin No. 110, Year-End Help For Expensing Employee Stock Options. The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on its equity awards. As a new public company without historical common stock prices for a period equal to the expected option term, the Company estimates the future stock price volatility of its common stock by using the historical volatility of a similar company. The Company believes such an approach best represents its future volatility in accordance with SAB 107. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore, used an expected dividend yield of zero in its option-pricing model.

The estimated fair value of stock options granted in 2008 to non-employee directors vesting immediately and to employees vesting annually for four years was $6.00 and $8.04 per share, respectively.

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

Other Comprehensive Loss

Other comprehensive loss presents a measure of all changes in stockholders’ equity except for changes resulting from transactions with stockholders in their capacity as stockholders. Other comprehensive loss, which is presented in the accompanying Consolidated Statement of Stockholders’ Equity, consists of net income (loss) and currency translation adjustments as follows:

	For the three months ended March 31,
	2007	2008
Net income (loss)	$(6,631)	$339
Currency translation adjustments	51	(780)

Other comprehensive loss	$(6,580)	$(441)

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

For leases determined to be capital leases, the assets held under capital lease and related obligations are recorded at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets held under capital lease. The assets are amortized over the shorter of the lease term or the estimated useful life of the leased asset.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). The new standard amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and seeks to enhance disclosure about how and why a company uses derivative and hedging activities, how derivative instruments and related hedged items are accounted for under FAS 133 (and the interpretations of that standard) and how derivatives and hedging activities affect a company’s financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application of the standard is encouraged, as well as comparative disclosures for earlier periods at initial adoption. The Company does not believe adoption of this standard will have a material effect on its financial statements.

3. Property and Equipment, Net

In February 2008, the Company recorded a capital lease asset of $27,500 for a facility in North Bergen, New Jersey. Depreciation of the asset totaled $183 for the three months ended March 31, 2008.

4. Other Long-Term Assets, Net

Included in other long-term assets, net, on the Consolidated Balance Sheets are debt issuance costs, net, of $883 and $4,147 as of December 31, 2007 and March 31, 2008, respectively. On March 31, 2008, the Company executed the Fourth Amended and Restated Credit Agreement (see Note 5), and wrote-off previously capitalized debt issuance costs of $599 and capitalized new debt issuance costs of $3,943.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

5. Financing Obligations

Long-Term Debt

The Company’s long-term debt consisted of the following:

	December 31, 2007	March 31, 2008
Senior notes, interest (at the option of the Company at inception of each loan) at the Base Rate (Prime), plus a margin of 3.50% or the Eurodollar Rate (LIBOR), plus a margin of 4.50%. The total cost of outstanding debt was 8.75% at March 31, 2008.	$—	$120,000

Senior notes, interest (at the option of the Company at inception of each loan) at the Base Rate (Prime), plus the applicable margin (2.00% for Term Loan B) or the Eurodollar Rate, as defined, plus the applicable margin (3.00% for Term Loan B). The total cost of outstanding debt was 8.25% at December 31, 2007.	38,189	—

Total debt	38,189	120,000
Less: Current portion of long-term debt	(3,750)	—

Long-term debt	$34,439	$120,000

On March 27, 2008, the Company entered into a Fourth Amended and Restated Credit Agreement. Such agreement provided (i) a $120 million term loan (the “Term Loan”), (ii) a $22.5 million delayed draw term loan (the “Delayed Draw Term Loan”), which may be funded at the option of the Company no later than March 27, 2009, and (iii) a $15 million revolving term loan (the “Revolver”) under which the Lenders may make additional term loans upon requests by the Company until September 26, 2013 (collectively, the “2008 Credit Facility”). On March 28, 2008, the effective date of the 2008 Credit Facility, the full $120 million of the Term Loan was funded, of which $38.2 million was used to refinance the $38.2 million of term debt remaining outstanding under the Company’s previous credit agreement. As of March 31, 2008, no fundings have occurred under the Delayed Draw Term Loan or the Revolver. A $1.4 million letter of credit has been issued under the Revolver. The remaining Term Loan proceeds and any proceeds of the Delayed Draw Term Loan and the Revolver are required to be used for working capital, general corporate purposes, and for capital expenditures of the Company and its subsidiaries.

Total fees incurred for this amendment were $4,039, of which $3,943 were capitalized and $96 were expensed. Additionally, $599 of prior debt issue costs were written-off as a loss from debt extinguishment.

Substantially all of the assets of the Company are pledged as collateral for the 2008 Credit Facility. Interest is paid at either a base rate or a Eurodollar rate, at the option of the Company. Any base rate interest paid is equal to the greater of the administrative agent’s prime rate or 0.50% above the federal funds rate, plus a spread of 3.50%. Any Eurodollar rate interest paid is based on the one, two, three, or six month Eurodollar rate, at the option of the Company, plus a spread of 4.50%. The interest spread, if applicable, is determined by the Company’s consolidated leverage ratio. The Company also pays an unused commitment fee equal to 0.50% per annum on the average daily unused portion of the Revolver and 0.75% per annum on the average daily unused portion of the Delayed Draw Term Loan.

The 2008 Credit Facility requires compliance with various financial covenants, including a consolidated leverage ratio, a consolidated interest coverage ratio, and a consolidated fixed charge coverage ratio. The 2008 Credit Facility also requires compliance with certain operating covenants, which limits, among other things, the Company incurring additional indebtedness and its ability to make dividend payments. The breach of any of these covenants could result in a default and could trigger acceleration of repayment. The Company was in compliance with all covenants as of March 31, 2008.

Accrued interest included in accounts payable and accrued expenses related to long-term debt in the Consolidated Balance Sheets is $241 and $41 at December 31, 2007 and March 31, 2008, respectively.

Repayments of principal under the 2008 Credit Facility are due in scheduled quarterly installments, beginning March 31, 2010, based on the schedule contained in the 2008 Credit Facility, with all remaining amounts due and payable on March 27, 2014. All outstanding amounts under the Revolver will be due and payable on September 27, 2013. As of March 31, 2008, scheduled maturities of the debt, exclusive of potential excess cash flow payments, for the next five years and thereafter are as follows:

Year	Amount
Remainder of 2008	$—
2009	—
2010	12,000
2011	24,000
2012	24,000
2013	48,000
Thereafter	12,000

Total	$120,000

Capital Lease Obligation

In August 2007, the Company recorded a capital lease for a facility in Sunnyvale, California. Monthly payments under the capital lease, which commenced in August 2007, will be made through July 2032 at an effective interest rate of 8.36% per annum. In February 2008, the Company recorded a capital lease for a facility in North Bergen, New Jersey. Monthly payments under the capital lease, which will commence in August 2008, will be made through July 2033 at an effective interest rate of 9.85% per annum. As of March 31, 2008, total capital lease obligations were $50,057. Remaining payments over the lease terms total $139,091.

As of March 31, 2008, future minimum capital lease payments for the next five years and thereafter are as follows:

Year	Amount
Remainder of 2008	$2,398
2009	4,475
2010	4,526
2011	4,579
2012	4,633
2013	4,824
Thereafter	113,656

Total future minimum capital lease payments	139,091
Less: Interest component of capital lease payments	89,034

Present Value of minimum capital lease payments	50,057
Less: Current portion of capital lease obligations	—

Long-term capital lease obligations	$50,057

Interest Rate Derivatives

As of March 31, 2008, the Company’s interest rate swaps have a notional value of $70,000. As of December 31, 2007 and March 31, 2008, the Company recorded a derivative liability of $624 and $1,615, respectively. The changes in fair value of ($256) and ($1,065) are recorded as increases in interest expense in the Consolidated Statements of Operations for the three months ended March 31, 2007 and March 31, 2008, respectively. Interest rate swaps are accounted for under FAS 157 and are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the counterparty’s creditworthiness.

6. Income (Loss) Per Share

The following table sets forth the detail for the computation of basic and diluted income (loss) per share attributable to common stockholders.

The weighted average share calculation for the three months ended March 31, 2007, includes the predecessor shares outstanding through February 13, 2007, and the successor shares issued in connection with the initial public offering outstanding from February 13, 2007.

The income (loss) attributable to common stockholders for the three months ended March 31, 2007, includes $1,734 of accretion on preferred stock for the period between January 1, 2007 and February 13, 2007, the date of reorganization and a $225,788 deemed dividend which represents the difference in carrying value of the Predecessor’s preferred stock that was converted into the Successor’s common stock and the fair market value of such common stock.

	For the three months ended March 31,
	2007	2008
Numerator:
Income (loss) from continuing operations	$(6,816)	$339
Less preferred stock accretions and dividends	(227,522)	—

Income (loss) from continuing operations attributable to common stockholders	(234,338)	339
Income from discontinued operations	185	—

Net Income (loss) attributable to common stockholders	$(234,153)	$339

Denominator:
Weighted average shares outstanding - basic	64,937	34,311
Weighted average shares outstanding - diluted	64,937	34,896
Net income (loss) per share basic:
Continuing operations attributable to common stockholders	$(3.61)	$0.01
Discontinued operations	0.00	—

Net income (loss) attributable to common stockholders	$(3.61)	$0.01

Net income (loss) per share diluted:
Continuing operations attributable to common stockholders	$(3.61)	$0.01
Discontinued operations	0.00	—

Net income (loss) attributable to common stockholders	$(3.61)	$0.01

The following table sets forth the potential common shares not included in the diluted net income (loss) per share calculation because these shares are anti-dilutive:

	For the three months ended March 31,
	2007	2008
Common Stock Options	1,408	2,140

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

7. Income Taxes

As of December 31, 2007 and March 31, 2008, the Company has approximately $145 of total unrecognized tax benefits related to uncertain tax benefits. The Company estimates that these unrecognized tax benefits as of March 31, 2008 will be resolved with the settlement of audits over the next 12 months. The final outcome of these uncertain tax positions, however, is not yet determinable.

8. Stock Based Compensation

During the period ended March 31, 2008, the Company granted 849 common stock options with a weighted average exercise price of $11.04 per share to employees and non-employee directors. Of the grants, 814 of the common stock options vest at a rate of 25% on the first anniversary of the grant date and 25% annually until the common stock options are fully vested. Non-employee directors received a total of 35 common stock options that vested immediately. These vesting periods were established by the Board of Directors at the date of grant.

Common stock options expire ten years after the date of grant or when an individual ceases to be an employee of the Company. Compensation expense for these common stock options will be recognized over the vesting period.

A summary of the common stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2007	2,162	$11.76
Options granted	849	$11.04
Options exercised	0	$—
Options forfeited or cancelled	0	$—

Outstanding as of March 31, 2008	3,011	$11.55

A summary of the nonvested stock option activity is presented below:

	Nonvested Common Stock Options	Weighted Average Grant Date Fair Value Per Option
Nonvested at December 31, 2007	1,322	$$12.33
Options granted	849	$$7.71
Vested	(331)	$$12.84
Forfeited	—	$—

Nonvested at March 31, 2008	1,840	$$11.11

The following table summarizes information about common stock options outstanding as of March 31, 2008:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life
$ 0.01	129	5.37
$ 3.87	712	6.05
$ 9.56	30	9.76
$ 11.09	819	9.90
$ 17.00	1,173	8.86
$ 17.63	26	9.14
$ 18.50	122	9.47

Total options outstanding	3,011	8.36

Total options exerciseable	1,171	6.84

The aggregate intrinsic value of options outstanding as of March 31, 2008 was $5,848. The aggregate intrinsic value of options exercisable as of March 31, 2008 was $5,715.

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

	For the three months ended March 31,
	2007	2008
Income from operations of discontinued facilities	$185	$—

The facilities have no carrying value on the Consolidated Balance Sheet as of March 31, 2008. There was no gain or loss related to the disposal of these discontinued facilities. No continuing cash flows related to these facilities are anticipated.

10. Commitments and Contingencies

Operating Lease Payments

The Company and its subsidiaries are engaged in the operation of colocation facilities, most of which are held under non-cancelable operating leases expiring at various dates through 2025. Certain of these non-cancelable operating leases provide for renewal options.

As of March 31, 2008, minimum future lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows:

Year	Amount
Remainder of 2008	$17,946
2009	24,686
2010	23,111
2011	21,357
2012	20,962
2013	21,431
Thereafter	142,749

Total minimum future operating lease payments	$272,242

Legal Proceedings

On May 31, 2006, the Company and Switch & Data Facilities Company, LLC, a subsidiary of the Company, were served with a lawsuit alleging a failure by the Company or its subsidiary to execute a lease in October 2000 for a building in Milwaukee, Wisconsin. Plaintiffs are claiming the rent and associated lease charges due for the entire ten year term of the lease is $3,666. Plaintiffs are also claiming a $750 loss on the sale of the building. Management believes there is a range of likely outcomes and has accrued $150, an amount at the low end of the range in accordance with Financial Accounting Standards No. 5, Accounting for Contingencies. In the event of a settlement or trial, the ultimate expense to the Company may be materially different than the amount accrued.

One additional suit filed on October 26, 2001, Continental Poydras Corporation vs Switch and Data LA One, LLC and the Company’s predecessor, is pending in New Orleans, Louisiana. Plaintiff is seeking over $3,550 in connection with the Company’s alleged default of a lease agreement. There has been no activity in this case since July 10, 2003.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. Based upon currently available information, management believes that the amounts accrued in the Consolidated Balance Sheets are adequate for the aforementioned claims and the amount of any additional liability with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company.

Taxes

During 2005, the State of Washington performed an excise tax audit on three of the Company’s subsidiaries and assessed additional business and occupation taxes. During the three months ended March 31, 2008, the Company settled a portion of the assessments for $15, where $52 had previously been accrued for such assessments. Prior to this settlement, the Company had not been successful in challenging these assessments. The Company continues to deem the remaining assessments as a probable loss contingency. As such, the Company’s prior accruals totaling $607 remain unchanged.

11. Segment Information

The Company manages its business as one reportable segment. Although the Company provides services in several markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services.

The Company’s geographic revenues are as follows:

	For the three months ended March 31,
	2007	2008
Revenues
United States	$29,492	$36,733
Canada	1,897	3,044

Total	$31,389	$39,777

The Company’s long-lived assets are located in the following geographic regions:

	December 31, 2007	March 31, 2008
Long-Lived Assets
United States	$163,092	$202,247
Canada	13,506	21,846

Total	$176,598	$224,093

The Company had no customers that represented more than 10% of total revenues for the three months ended March 31, 2007 or 2008.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect”, or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance, and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance, or achievements to be different from any future results, performance, or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth in our industry, our customers’ industries, and the general economy;

•	variability of operating results;

•	seasonality;

•	the availability and cost of sufficient electrical power and cooling capacity;

•	the non-renewal of any of our facility leases;

•	our ability to complete capital expenditure projects on time and within budget;

•	the variability of customer requirements;

•	other economic, business, and competitive factors affecting our customers, our industry, and business generally; and

•	other factors that we may not have currently identified or quantified.

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

Overview

We are a leading provider of colocation and network neutral interconnection services primarily to Internet dependent businesses including telecommunications carriers, Internet service providers, online content providers and enterprises. Our colocation services provide space and power for customers’ networking and computing equipment allowing those customers to avoid the costs of building and maintaining their own facilities. As a network neutral provider, we do not own or operate our own network, and, as a result, our interconnection services enable our customers to exchange network traffic through direct connections with each other or through peering connections with multiple parties. We provide our services in 34 facilities, which is the broadest network neutral footprint in North America. Our footprint includes our facility in Palo Alto, one of the first commercial Internet exchanges in the world. Our high network densities, as demonstrated by approximately 19,800 cross connects between our customers, create a network effect, which provides an incentive for our existing customers to remain within our facilities and is a differentiating factor in attracting new customers. This network effect combined with our broad geographic footprint contributes to the growth of our customer base and revenue, which we believe will also increase our operating cash flow due to the fixed nature of certain of our operating costs.

Recent Developments

Facilities

We do not own the buildings in which our facilities are located. Instead, we have leased our facilities. We currently lease approximately 953,000 gross square feet of space for our facilities. Throughout 2007, we continued to execute on our strategy to expand our footprint in existing markets. New leases were executed in 2007 that added nearly 237,000 gross square feet to our geographic footprint. Most notably are the addition of facilities in the San Francisco Bay and New York Metro areas, adding over 42,000 and 163,000 square feet, respectively. The new expansion space is being built to our standards to support the high density power and cooling requirements for our customers’ equipment. Our plan is for the expansion space to open throughout 2008.

In January 2008, we executed an amended lease agreement for one of our Virginia facilities that extended the existing lease term to 2024 for over 22,000 square feet. As part of the agreement, we leased an additional 21,000 square feet.

In April 2008, we executed an amended lease agreement for one of our New York Metro area facilities that extended the existing lease term to 2023 for over 18,000 square feet.

Debt Financing

In March 2008, to fund our expansion efforts, we entered into a Fourth Amended and Restated Credit Agreement. This provides us with up to $157.5 million in committed debt financing to fund our expected capital expenditures. New facilities in the New York Metro and San Francisco Bay areas and expansion of facilities in Toronto and Dallas will account for a majority of the capital expenditures.

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

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008
Number of customers	857	871	883	899	907
Number of cross connects	18,194	18,775	19,124	19,577	19,797
Cabinet equivalents billed (1)	5,987	6,184	6,636	6,883	7,034
Utilization rate (2)	66.6%	69.4%	70.0%	70.6%	70.3%

	For the three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008
Percentage of incremental sales to existing customers	88%	89%	87%	81%	89%
Churn as a percentage of recurring revenue	1.0%	0.8%	0.9%	1.2%	1.1%
New Sales ($ in Thousands):
Recurring revenue (3)	$896	$975	$779	$878	$1,333
Non-recurring revenue (4)	1,617	2,967	1,439	1,741	1,830

New Sales	$2,513	$3,942	$2,218	$2,619	$3,163

(1)	Cabinet equivalents billed is the sum of actual cabinets billed in each facility plus the total cage square footage billed divided by 20.
(2)	The utilization rate is calculated as a percentage, the numerator being the total space licensed to our customers and the denominator being the total licensable space taking into account existing power and cooling constraints.
(3)	Recurring revenue represents service agreements entered into by new and existing customers during the given quarter. Revenue from these agreements will recur monthly over the life of the agreement.
(4)	Non-recurring revenue represents the one-time installation fees associated with new service agreements. These one-time fees are billed to customers upon completion of the installation service and such revenue is recognized on a straight-line basis over the life of the agreement.

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

The following table presents our revenues and percentage of revenues for the periods presented:

	Three months ended March 31,
($ in Thousands)	2007		2008
Revenues
Colocation	$18,852	60%	$25,297	64%
Interconnection	10,901	35%	12,326	31%

Recurring Total	$29,753	95%	$37,623	95%
Non-recurring	1,636	5%	2,154	5%

Total	$31,389	100%	$39,777	100%

Cost of Revenues, exclusive of Depreciation and Amortization

Cost of Revenues. Cost of revenues is comprised primarily of lease, utilities, maintenance and repair, personnel related expenses, telecommunications services, security, and property taxes. The components of our cost of revenues are mostly fixed in nature and do not vary significantly from period to period. However, certain components of our cost of revenues are variable in nature and are directly related to the growth of our revenues. We expect our utilities expenses to increase in the future on a per unit basis due to an increase in rates from our utility providers and increased power usage by our customers. Further, we experience seasonality in our utilities expenses based on temperatures and seasonal rate adjustments, which causes the amount of these expenses to fluctuate during the year. As a result of our expansions, we typically incur lease, utilities, and personnel related expenses prior to being able to accept customers for, and generate revenue from new facilities. As we continue to expand our facilities primarily in our top 10 markets, we expect cost of revenues to increase.

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

General and Administrative. General and administrative expenses include personnel related costs as well as travel, rent, insurance, legal, accounting, and consulting expenses. Personnel related expenses include wages, benefits and bonuses for our executive management as well as for our accounting, legal, facilities design and construction, information technology, and human resources employees. We expect our general and administrative expenses to increase in absolute dollars as we incur additional costs associated with being a public company, including higher personnel, legal, insurance, and financial reporting expenses.

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

Results of Operations: Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2008

The following is a more detailed discussion of our financial condition and results of operations for the periods presented. The quarter-to-quarter comparison of financial results is not necessarily indicative of future results.

Revenues

	Three months ended March 31,		% Change	$ Change
	2007	2008
($ in Thousands)
Revenues	$31,389	$39,777	27%	$8,388

Revenues increased by $8.4 million, or 27%, to $39.8 million for the three months ended March 31, 2008 compared to $31.4 million for the three months ended March 31, 2007. Recurring revenue increased by $7.9 million, from the sale of our services to new and existing customers. The recurring revenue increase consisted of colocation and interconnection revenue of $6.5 million and $1.4 million, respectively. Existing customers comprised 89% of sales during the three months ended March 31, 2008. In addition, cabinet equivalents billed were 7,034 at March 31, 2008, which is a 17% increase over the March 31, 2007 cabinet equivalents of 5,987. Average monthly revenue per cabinet was $1,900 per month for the three months ended March 31, 2008 as compared to $1,761 for the three months ended March 31, 2007, which is an 8% increase. Non-recurring revenue increased by $0.5 million from installation services and technical support revenues.

Cost of Revenues, Exclusive of Depreciation and Amortization

	Three months ended March 31,		% Change	$ Change
	2007	2008
($ in Thousands)
Cost of revenues, exclusive of depreciation and amortization	$16,431	$20,359	24%	$3,928
As a percent of revenue	52%	51%

Cost of revenues, exclusive of depreciation and amortization, increased by $3.9 million, or 24%, to $20.3 million for the three months ended March 31, 2008 compared to $16.4 million for the three months ended March 31, 2007. The increase was primarily due to rent expense increases of $1.1 million, primarily due to expansions in our Seattle, Dallas, and Toronto markets, a utilities increase of $1.0 million due to additional power used by our customers, and personnel expenses of $0.9 million related to supporting customer growth, which includes non-cash stock compensation expense of $0.4 million. Routine repairs and maintenance increased by $0.4 million. We anticipate our cost of revenues will increase in absolute dollars as we continue our expansion.

Sales and Marketing

	Three months ended March 31,		% Change	$ Change
	2007	2008
($ in Thousands)
Sales and marketing	$3,817	$5,194	36%	$1,377
As a percent of revenue	12%	13%

Sales and marketing expenses increased by $1.4 million, or 36%, to $5.2 million for the three months ended March 31, 2008 compared to $3.8 million for the three months ended March 31, 2007. The increase was due to personnel related expenses primarily for sales commissions and wages due to additional headcount. Sales and marketing expenses for the three months ended March 31, 2008 also included non-cash stock compensation expense of $0.4 million. We expect sales and marketing expenses to increase in absolute dollar, as we invest in sales distribution and marketing.

General and Administrative

	Three months ended March 31,		% Change	$ Change
	2007	2008
($ in Thousands)
General and administrative	$3,883	$4,331	12%	$448
As a percent of revenue	12%	11%

General and administrative expenses increased by $0.4 million, or 12%, to $4.3 million for the three months ended March 31, 2008 compared to $3.9 million for the three months ended March 31, 2007. The increase was due to an increase in personnel related expenses. General and administrative expenses for the three months ended March 31, 2008 also included non-cash stock compensation expense of $0.7 million. We expect general and administrative expenses to increase nominally as we continue to grow our business.

Depreciation and Amortization

	Three months ended March 31,		% Change	$ Change
	2007	2008
($ in Thousands)
Depreciation and amortization	$6,163	$6,524	6%	$361
As a percent of revenue	20%	16%

Depreciation and amortization expenses increased by $0.4 million, or 6%, to $6.5 million for the three months ended March 31, 2008 compared to $6.1 million for the three months ended March 31, 2007. The increase was primarily related to the expansion of our facilities in the New York Metro and San Francisco Bay areas.

Operating Income

	Three months ended March 31,		% Change		$ Change
	2007	2008
($ in Thousands)
Operating income (loss)	$(1,505)	$3,369	N/A	%	$4,874
As a percent of revenue	(5)%	8%

Operating income (loss) improved by $4.9 million to $3.4 million of operating income for the three months ended March 31, 2008 from a loss of $1.5 million for the three months ended March 31, 2007. The increase is primarily related to the increase in revenue of $8.4 million from sales to new and existing customers and a decrease in lease litigation settlement costs of $2.6 million. The increase in operating income was offset by increased expenses, including $3.9 million, $1.4 million, $0.4 million, and $0.4 million for cost of revenues, sales and marketing, general and administrative, and depreciation and amortization, respectively.

Interest Expense and Loss from Debt Extinguishment

	Three months ended March 31,		% Change	$ Change
	2007	2008
($ in Thousands)
Interest expense	$(2,608)	$(2,502)	(4)%	$106
Loss from debt extinguishment	$(2,809)	$(695)	(75)%	$2,114

Interest expense decreased by $0.1 million, or 4%, to $2.5 million for the three months ended March 31, 2008 compared to $2.6 million for the three months ended March 31, 2007. The decrease was attributable to a lower weighted average outstanding debt balance, which decreased from $91.9 million for the three months ended March 31, 2007 to $41.8 million for the three months ended March 31, 2008, primarily as a result of extinguishing a significant portion of our debt with $104.7 million of our initial public offering proceeds in 2007.

The decrease in interest expense for our debt was offset by a change in the fair value of our interest rate swap. We convert a portion of our outstanding debt to fixed interest rates through the use of this interest rate swap. This instrument is marked to fair value at the end of each quarter, with gains and losses treated as decreases or increases to interest expense. The change in fair value of the derivative resulted in an increase in interest expense of $1.1 million for the three months ended March 31, 2008. We are currently in a net pay position.

Loss from debt extinguishment was $0.7 million for the three months ended March 31, 2008 due to the write-off of certain debt issuance costs related to our debt refinancing that occurred in March 2008. Loss from debt extinguishment for the period ended March 31, 2007 was due to the extinguishment of $104.7 million of our debt with proceeds from our initial public offering.

Net Income (Loss)

	Three months ended March 31,		% Change		$ Change
	2007	2008
($ in Thousands)
Net income (loss)	$(6,631)	$339	N/A	%	$6,970

Net loss improved by $7.0 million to net income of $0.3 million for the three months ended March 31, 2008 compared to a net loss of $6.6 million for the three months ended March 31, 2007. The change in net income (loss) is attributable to an increase in revenues of $8.4 million from sales to new and existing customers and lower customer churn, a decrease in lease litigation settlement costs of $2.6 million, and a decrease in debt extinguishment losses of $2.1 million. The increase in operating income was offset by increased expenses, including $3.9 million, $1.4 million, $0.4 million, and $0.4 million for cost of revenues, sales and marketing, general and administrative, and depreciation and amortization, respectively.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2007	2008
($ in Thousands)
Net cash provided by operating activities	$7,715	$11,036
Net cash used in investing activities	$(5,931)	$(24,908)
Net cash provided by financing activities	$36,556	$78,010

Sources and Uses of Cash. Historically, principal sources of cash are from our operating activities and the funds available to us from our debt borrowings. On March 27, 2008, we entered into a Fourth Amended and Restated Credit Agreement. Such agreement provided (i) a $120 million term loan (the “Term Loan”), (ii) a $22.5 million delayed draw term loan (the “Delayed Draw Term Loan”), which may be funded at the option of the Company no later than March 27, 2009, and (iii) a $15 million revolving term loan (the “Revolver”) under which the Lenders may make additional term loans upon requests by the Company until September 26, 2013 (collectively, the “2008 Credit Facility”). On March 28, 2008, the effective date of the 2008 Credit Facility, the full $120 million of the Term Loan was funded, of which $38.2 million was used to refinance the $38.2 million of term debt remaining outstanding under our previous credit agreement. No fundings have occurred under the Delayed Draw Term Loan or the Revolver. A $1.4 million letter of credit was issued under the Revolver. The remaining Term Loan proceeds and any proceeds of the Delayed Draw Term Loan and the Revolver are required to be used for working capital, general corporate purposes, and for capital expenditures of the Company and its subsidiaries.

Our capital expenditures during the year ended 2007 were $33.9 million. For the three months ended March 31, 2008, our capital expenditures were $24.9 million. We expect our capital expenditures for the remainder of 2008 to be approximately $140.1 million. Our capital expenditures will be significantly greater than 2007 as we continue our expansion efforts. New facilities in the New York Metro and San Francisco Bay areas and expansion of facilities in Toronto and Dallas will account for approximately $125 million of the capital expenditures. These investments will increase product availability in our markets which will enable us to increase revenue and potentially reduce our accumulated losses. Once a market achieves positive cash flow from its operations, new revenues typically generate substantial cash flow at higher operating margins. While we expect that our cash flow from operations will continue to increase, we expect our cash flow used in investing activities, primarily as a result of our expected expansion efforts, will significantly increase and we expect cash flows used in investing activities to be greater than our cash flows generated from operating activities.

We believe our existing cash balance, available borrowings under the 2008 Credit Facility, and cash generated from operating activities will be sufficient to meet our anticipated capital expenditures, debt service and working capital requirements for at least the next twelve months.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2008 was $11.0 million. This was attributable to a net income of $0.3 million and depreciation, amortization, and other non-cash charges of $11.3 million. Also affecting net cash provided by operating expenses was a decrease in assets of $1.0 million, primarily due to lower accounts receivable balances, consistent with our lower days sales outstanding and a decrease in liabilities of $1.6 million primarily due to payment of previously accrued capital expenditures.

Net cash provided by operating activities for the three months ended March 31, 2007 was $7.7 million. This was attributable to a net loss of $6.6 million and depreciation, amortization and other non-cash charges of $10.1 million. Also affecting net cash provided by operating activities was an increase in receivables of $1.5 million, which was consistent with our increase in revenues, and an increase in accounts payable, accrued expenses, and other liabilities of $5.4 million primarily due to the lease litigation accrual and non-income based tax accrual.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2008 was $24.9 million compared to $5.9 million for the three months ended March 31, 2007. Cash used in investing activities in 2008 was for capital expenditures associated with our expansion efforts. Cash used in investing activities in 2007 was primarily for capital expenditures for the installation of additional power and cooling equipment in our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2008 was $78.0 million compared to net cash provided by financing activities of $36.6 million for the three months ended March 31, 2007. Cash provided from financing activities in 2008 was primarily from our 2008 Credit Facility. Cash provided from financing activities in 2007 was primarily from our initial public offering, net of payment of debt of $104.7 million.

Debt Obligations

As of March 31, 2008, we have $120 million in principal outstanding under our 2008 Credit Facility. Substantially all of the assets of the Company are pledged as collateral for the 2008 Credit Facility. We have the option to pay interest at either a base rate or a Eurodollar rate. Any base rate interest we pay is equal to the greater of the administrative agent’s prime rate or 0.50% above the federal funds rate, plus a spread of 3.50%. Any Eurodollar rate interest we pay is based on the one, two, three, or six month Eurodollar , rate, at our option, plus a spread of 4.50%. The interest spread, if applicable, is determined by our consolidated leverage ratio. We also pay an unused commitment fee equal to 0.50% per annum on the average daily unused portion of the Revolver and 0.75% per annum on the average daily unused portion of the Delayed Draw Term Loan.

Borrowings under the Revolver are available until September 26, 2013. Repayments of principal under the 2008 Credit Facility are due in scheduled quarterly installments, beginning March 31, 2010, based on the schedule contained in the 2008 Credit Facility, with all remaining amounts due and payable on March 27, 2014. All outstanding amounts under the Revolver will be due and payable on September 27, 2013. The 2008 Credit Facility requires compliance with a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, and a consolidated fixed charge coverage ratio covenant. The 2008 Credit Facility also requires compliance with certain operating covenants, which limit, among other things, our incurring of additional indebtedness and our ability to make dividend payments. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt agreements and could trigger acceleration of repayment. We were in compliance with all covenants as of March 31, 2008.

Capital Lease Obligations

In August 2007, the Company recorded a capital lease obligation for a facility in Sunnyvale, California (the “Sunnyvale Lease”). Monthly payments under the Sunnyvale lease, which commenced in August 2007, will be made through July 2032 at an effective interest rate of 8.36% per annum. In February 2008, the Company recorded a capital lease obligation for a facility in North Bergen, New Jersey (the “North Bergen Lease”). Monthly payments under the North Bergen Lease, which will commence in August 2008, will be made through July 2033 at an effective interest rate of 9.85% per annum. As of March 31, 2008 total capital lease obligations were $50,057. Remaining payments over the lease terms will total $139,091.

Contractual Obligations

The following table summarizes, as of March 31, 2008, our minimum payments for long term debt and other obligations for the next five years and thereafter:

	Total	Remainder of 2008	2009 and 2010	2011 and 2012	Thereafter
(in thousands)
Operating lease obligations	$272,242	$17,946	$47,797	$42,319	$164,180
Capital lease obligations	139,091	2,398	9,001	9,212	118,480
Long term debt	120,000	—	12,000	48,000	60,000
Interest expense on long-term debt *	39,118	6,672	17,099	12,407	2,940

Total contractual obligations**	$570,451	$27,016	$85,897	$111,938	$345,600

*	The interest expense forecast is based on 1-year LIBOR of 2.71% as of March 31, 2008. Interest expense was calculated by multiplying the outstanding balance by the interest rate for the given time period.
**	The contractual obligation table above does not include income tax liabilities of $0.1 million recorded in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

Off Balance Sheet Arrangements

As of December 31, 2007 and March 31, 2008 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off balance sheet arrangements.

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

The following represent material changes in or updates to our critical accounting policies and estimates previously reported in our Annual Report on Form 10-K:

Fair Value of Financial Instruments. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. In summary, FAS 157 does the following:

1.	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

2.	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date;

3.	Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of the Company’s creditworthiness when valuing liabilities; and

4.	Expands disclosures about instruments measured at fair value.

FAS 157 also establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Relative to FAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends FAS 157 to exclude Statement of Financial Accounting Standards No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of FAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

We adopted FAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. Non-recurring non-financial assets and non-financial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value for impairment testing, including goodwill, other intangible assets, and property and equipment. The adoption of FAS 157 resulted in a cumulative transition adjustment of $74 that decreased the our derivative liability and increased retained earnings.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008:

		Fair Value Measurements at March 31, 2008 Using
	Total Carrying Value at March 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,615	—	$1,615	—

The following is a description of our valuation methodology for assets and liabilities measured at fair value:

Cash and Cash Equivalents, accounts receivable net of the allowance for doubtful accounts, other current assets, accounts payable, accrued expenses, and other current liabilities. These financial instruments are not carried at fair value, but are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

Interest Rate Swaps. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on various significant other observable inputs (Level 2 input), while taking into account the counterparty’s creditworthiness.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, (“FAS 159”), which is effective for fiscal years beginning after November 15, 2007. FAS 159 provides the option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. We have elected to not apply FAS 159 to any of our existing assets or liabilities.

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

For options granted during the three months ended March 31, 2008, the fair value of each option grant was based on the Black-Scholes option-pricing model with the following assumptions:

	For the three months ended March 31, 2008
	Options to non- employee directors vesting immediately	Options vesting 25% annually for four years
Expected term of the options	5.00 years	6.25 years
Risk-free interest rate	2.88%	3.15%
Expected stock price volatility	61.08%	82.81%
Expected dividend yield	None	None

As a new public company without sufficient option exercise history, we estimate the expected term of options granted by taking the weighted average of the vesting period and the contractual term of the option, as illustrated in Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”) and Staff Accounting Bulletin No. 110, Year-End Help For Expensing Employee Stock Options. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the equity awards. As a new public company without historical common stock prices for a period equal to the expected option term, we estimate the future stock price volatility of the common stock by using the historical volatility of a similar company. We believe such an approach best represents future volatility in accordance with SAB 107. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in its option-pricing model.

The estimated fair value of stock options granted in 2008 to non-employee directors vesting immediately and options vesting to employees annually for four years was $6.00 and $8.04 per share, respectively.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). The new standard amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and seeks to enhance disclosure about how and why a company uses derivative and hedging activities, how derivative instruments and related hedged items are accounted for under FAS 133 (and the interpretations of that standard) and how derivatives and hedging activities affect a company’s financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application of the standard is encouraged, as well as comparative disclosures for earlier periods at initial adoption. We do not believe adoption of this standard will have a material effect on our financial statements.

Item 3:	Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are required by our credit agreements to manage the interest rate risk on our debt. A portion of the floating interest rate on the outstanding debt of $120 million is swapped to fixed rate through an interest rate swap derivative, thus minimizing interest rate risk. In November 2005, we entered into an interest rate swap agreement on a notional amount of $70.0 million with a commencement date of February 2006 and maturity date of February 2009. If the three-month LIBOR rate is lower than 4.758%, we will make cash payments at a rate of 4.758%. If the three month LIBOR rate is higher than 4.758%, we will receive cash payments for the difference between actual three-month LIBOR and 4.758%. This swap required no upfront payment.

As of March 31, 2008, the three-month LIBOR rate was 3.06%, which is lower than our contracted rate. We will make cash payments at the end of each quarter until LIBOR increases above the contracted LIBOR rates. A 10% increase or decrease in the three month LIBOR rate will not change our net pay position.

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

Fair Value Risk

We do not have material exposure to market risk with respect to investments as our investments consist primarily of highly liquid cash equivalent securities. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future.

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

On May 31, 2006, we and our predecessor, Switch & Data Facilities Company, LLC, were served with a lawsuit alleging our failure to execute a lease in October 2000 for a building in Milwaukee, Wisconsin. Plaintiffs are claiming the rent and associated lease charges due for the entire ten year term of the lease of $3.7 million. Plaintiffs are also claiming $0.8 million loss on the sale of the building and $0.2 million for attorney’s fees. Management believes there is a range of likely outcomes and has accrued $0.1 million, an amount at the low end of the range in accordance with Financial Accounting Standards No. 5, Accounting for Contingencies. In the event of a settlement or trial, the ultimate expense to the Company may be materially different than the amount accrued.

One additional suit filed on October 26, 2001, Continental Poydras Corporation vs Switch and Data LA One, LLC and the Company’s predecessor, is pending in New Orleans, Louisiana. Plaintiff is seeking over $3.6 million in connection with the Company’s alleged default of a lease agreement. There has been no activity in this case since July 10, 2003.

In addition to the matters described above, we are presently involved in various legal proceedings arising in the ordinary course of our business operations, based on information currently available to us, we believe will not materially adversely affect our financial position or results of operations.

Item 1a:	Risk Factors

Set forth below are the material changes and updates from the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2007. This discussion contains certain forward-looking statements regarding various matters. The ultimate accuracy of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance, or achievements to differ from those expressed or implied in the statements. Also, additional risks and uncertainties of which we are unaware, or that are currently deemed immaterial by us, may become important factors that affect us.

Risks Related to our Business

We have incurred substantial losses in the past and may continue to incur losses in the future.

For the years ended December 31, 2006 and 2007, we incurred net losses of $11.7 million and $0.8 million , respectively. Until the three month period ended June 30, 2007, we did not report net income. As of March 31, 2008, we had an accumulated deficit of $217.2 million. Given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We have debt obligations which include restrictive covenants that limit our flexibility to manage our business; failure to comply with these covenants could trigger an acceleration of our outstanding indebtedness.

As of March 31, 2008, our long-term debt obligations were $120 million. Our long-term debt obligations require that we maintain specific financial ratios and comply with covenants, including various financial covenants, which contain numerous restrictions on our ability to incur additional debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements. We have in the past violated certain covenants, including several violations during 2006 that were subsequently waived by our lenders. A default, if not waived by our lenders, could result in the acceleration of outstanding indebtedness and cause our debt to become immediately due and payable. If we are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, we will have to refinance such obligations, or otherwise we will not be able to repay our debt. If new financing is made available, the terms may not be favorable to us and our business may be adversely affected.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Submission of Matters to the Vote of Security Holders

None

Item 5:	Other Information

None

Item 6:	Exhibits

Exhibit Number	Description of Document	Incorporated By Reference	Form Date	Filed Herein
2.1	Agreement and Plan of Merger, dated January 24, 2007, between Switch and Data, Inc. and Switch & Data Facilities Company, Inc.	S-1	9/27/06

3.1	Amended Certificate of Incorporation	S-8 Exhibit 4.2	3/14/07

3.2	Amended and Restated By-Laws	S-8 Exhibit 4.3	3/14/07

3.3	Form of Certificate of Merger	S-1	9/27/06

4.1	Form of Specimen Common Stock Certificate	S-1	9/27/06

4.2	Fifth Amended and Restated Investors Agreement	S-8 Exhibit 4.4	3/14/07

10.1	Employment Agreement, dated February 16, 2004, between Switch & Data Facilities Company, Inc. and Keith Olsen	S-1	9/27/06

10.2	Employment Agreement, dated June 16, 2004, effective as of June 14, 2004, between Switch & Data Facilities Company, Inc. and George Pollock, Jr.	S-1	9/27/06

10.3	Employment Agreement, dated July 21, 2004, between Switch & Data Facilities Company, Inc. and Ernest Sampera	S-1	9/27/06

10.4	Employment Agreement, effective as of July 1, 2006, between Switch and Data Management Company LLC and William Roach	S-1	9/27/06

10.5	Offer Letter, dated August 8, 2005, between Switch and Data Management Company LLC and Ali Marashi	S-1	9/27/06

10.6	Third Amended and Restated Credit Agreement, dated as of October 13, 2005, among Switch & Data Holdings, Inc., as the Borrower, the institutions party thereto from time to time as Lenders, as the Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents, and Deutsche Bank Securities, Inc. and BNP Paribas, as Joint Lead Arrangers	S-1	9/27/06

10.7	First Amendment to Third Amended and Restated Credit Agreement, dated as of April 28, 2006, among Switch & Data Holdings, Inc., as the Borrower, the institutions party thereto from time to time as Lenders, as the Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents	S-1	9/27/06

Exhibit Number	Description of Document	Incorporated By Reference	Form Date	Filed Herein
10.8	Credit Agreement, dated as of October 13, 2005, among Switch & Data Holdings, Inc., as the Borrower, the institutions party thereto from time to time as Lenders, as the Term Loan Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents, and Deutsche Bank Securities, Inc. and BNP Paribas, as Joint Lead Arrangers	S-1	9/27/06

10.9	2007 Stock Incentive Plan	S-1	9/27/06

10.10	Agreement of Lease with 111 Eighth Avenue LLC, dated as of June 30, 1998	S-1	9/27/06

10.11	First Amendment of Lease with 111 Eighth Avenue LLC, dated as of August 3, 2005	S-1	9/27/06

10.12	Sublease with Global Crossing Telecommunications, Inc., dated as of November 21, 2005	S-1	9/27/06

10.13	First Amendment to Sublease with Global Crossing Telecommunications, Inc., dated as of May 4, 2006	S-1	9/27/06

10.14	Second Amendment to Sublease with Global Crossing Telecommunications, Inc., dated as of August 10, 2006	S-1	9/27/06

10.15	Sublease Agreement with Abovenet Communications, Inc., dated as of March 13, 2003	S-1	9/27/06

10.16	Lease with 529 Bryant Street Partners, LLC, dated as of January 31, 2005	S-1	9/27/06

10.17	Amendment to Lease with 529 Bryant Street Partners, LLC, dated as of January 31, 2005	S-1	9/27/06

10.18	Waiver and Second Amendment to Third Amended and Restated Credit Agreement, dated as of November 27, 2006, among Switch & Data Holdings, Inc., as the Borrower, the institutions party thereto from time to time as Lenders, as the Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, and CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents	S-1	9/27/06

10.19	Limited Waiver and Third Amendment to Third Amended and Restated Credit Agreement, dated as of January 24, 2007, among Switch & Data Holdings, Inc., as the Borrower, the financial institutions from time to time party to the Credit Agreement, as the Lenders, Deutsche Bank AG New York Branch, as the Administrative Agent, Canadian Imperial Bank of Commerce and Royal Bank of Canada, as the Co-Documentation Agents, and CIT Lending Services Corporation and BNP Paribas, as the Co-Syndication Agents	S-1	9/27/06

10.20	Form of Nonqualified Stock Option Agreement	10-K	12/31/06

10.21	Form of Incentive Stock Option Agreement	10-K	12/31/06

10.22	Fourth Amendment to Third Amended and Restated Credit Agreement, dated June 20, 2007	8-K Exhibit 10.1	6/20/07

10.23	Fifth Amendment to Third Amended and Restated Credit Agreement, dated June 20, 2007	Exhibit 10.2	6/20/07

10.24	Lease with 5851 Westside Avenue Associates LLC, dated October 30, 2007	8-K Exhibit 10.1	11/5/07

10.25	Fourth Amended and Restated Credit Agreement, dated March 27, 2008	8-K Exhibit 10.1	3/27/08

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Switch & Data Facilities Company, Inc. Registrant

Date: April 29, 2008	By:	/s/ Keith Olsen
Keith Olsen
Chief Executive Officer

Date: April 29, 2008	By:	/s/ George Pollock, Jr.
George Pollock, Jr.
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002