Form 10-Q
period 2008-06-30
Switch & Data Facilities Company, Inc.
filed 2008-07-30
CIK 1371011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock as of July 25, 2008 was 34,483,757.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	December 31, 2007	June 30, 2008
Assets
Current assets
Cash and cash equivalents	$45,595	$91,183
Accounts receivable, net of allowance for bad debts of $415 and $541, respectively	9,029	11,997
Prepaids and other assets	1,468	1,796

Total current assets	56,092	104,976
Property and equipment, net	114,803	196,813
Goodwill	36,023	36,023
Other intangible assets, net	23,287	20,933
Other long-term assets, net	2,485	5,609

Total assets	$232,690	$364,354

Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$26,859	$39,989
Derivative liability	—	959
Current portion of unearned revenue	3,567	3,807
Current portion of deferred rent	363	382
Current portion of customer security deposits	936	603
Current portion of long-term debt	3,750	—

Total current liabilities	35,475	45,740
Derivative liability	624	—
Unearned revenue, less current portion	2,073	2,009
Deferred rent, less current portion	12,882	15,394
Customer security deposits, less current portion	93	422
Long-term debt, less current portion	34,439	120,000
Long-term portion of capital lease obligation	22,049	50,807

Total liabilities	107,635	234,372

Commitments and contingencies (see note 10)
Stockholders’ equity
Common stock, $0.0001 par value, authorized 200,000 shares; 34,311 and 34,482 issued and outstanding as of December 31, 2007 and June 30, 2008, respectively	3	3
Preferred stock, $0.0001 par value, authorized 25,000 shares; no shares issued	—	—
Unearned stock compensation	(15)	—
Additional paid-in capital	340,520	344,507
Accumulated deficit	(217,573)	(216,019)
Accumulated other comprehensive income	2,120	1,491

Total stockholders’ equity	125,055	129,982

Total liabilities, preferred stock and stockholders’ equity	$232,690	$364,354

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2008	2007	2008
Revenues	$33,212	$41,895	$64,602	$81,671
Costs and operating expenses
Cost of revenues, exclusive of depreciation and amortization	17,367	21,641	33,798	42,000
Sales and marketing	4,044	4,871	7,861	10,064
General and administrative	3,798	4,332	7,682	8,662
Depreciation and amortization	6,049	6,728	12,212	13,253
Lease litigation settlement	—	—	2,600	—

Total costs and operating expenses	31,258	37,572	64,153	73,979

Operating income	1,954	4,323	449	7,692
Interest income	473	699	695	1,071
Interest expense	(575)	(2,652)	(3,183)	(5,153)
Loss from debt extinguishment	—	—	(2,809)	(695)
Other expense, net	(8)	(183)	(113)	(346)

Income (loss) from continuing operations before income taxes	1,844	2,187	(4,961)	2,569
Provision for income taxes	—	(1,047)	(12)	(1,090)

Income (loss) from continuing operations	1,844	1,140	(4,973)	1,479
Income from discontinued operations	119	—	304	—

Net income (loss)	1,963	1,140	(4,669)	1,479
Preferred stock accretions and dividends	—	—	(227,522)	—

Net income (loss), attributable to common stockholders	$1,963	$1,140	$(232,191)	$1,479

Income (loss) per share—basic
Continuing operations attributable to common stockholders	$0.06	$0.03	$(4.72)	$0.04
Discontinued operations	0.00	—	0.01	—

Net income (loss) attributable to common stockholders	$0.06	$0.03	$(4.71)	$0.04

Weighted average shares outstanding	33,849	34,482	49,307	34,482
Income (loss) per share—diluted
Continuing operations attributable to common stockholders	$0.06	$0.03	$(4.72)	$0.04
Discontinued operations	0.00	—	0.01	—

Net income (loss) attributable to common stockholders	$0.06	$0.03	$(4.71)	$0.04

Weighted average shares outstanding	34,075	35,129	49,307	35,101

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the six months ended June 30,
	2007	2008
Cash flows from operating activities:
Net income (loss)	$(4,669)	$1,479
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	8,581	11,004
Amortization of debt issuance costs	244	282
Amortization of other intangible assets	3,621	2,249
Loss on debt extinguishment	2,359	695
Stock compensation expense	1,968	3,181
Provision for bad debts, net of recoveries	(210)	400
Deferred rent	675	2,558
Change in fair value of derivative	(32)	409
Loss on disposal of fixed assets	38	6
Changes in operating assets and liabilities, net of acquired amounts
(Increase) decrease in accounts receivable	428	(3,402)
Increase in prepaids and other assets	(325)	(338)
(Increase) decrease in other long-term assets	13	(62)
Increase in accounts payable, accrued expenses, and other liabilities	1,484	2,514
Increase in unearned revenue	1,528	224

Net cash provided by operating activities	15,703	21,199

Cash flows from investing activities:
Purchase of property and equipment	(13,766)	(54,005)

Net cash used in investing activities	(13,766)	(54,005)

Cash flows from financing activities:
Principal payments under long-term debt	(104,843)	(38,189)
Proceeds from exercise of stock options	1	655
Excess tax benefits from stock based compensation	—	167
Proceeds from long-term debt	—	120,000
Public offering costs	(1,072)	—
Proceeds from initial public offering, net of commissions	142,290	—
Debt issuance and amendment costs	(55)	(4,039)

Net cash provided by financing activities	36,321	78,594

Net increase in cash and cash equivalents	38,258	45,788
Effect of exchange rate changes on cash	112	(200)
Cash and cash equivalents:
Beginning of the period	3,671	45,595

End of the period	$42,041	$91,183

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,856	$2,144
Cash paid for taxes	$104	$483
Cash paid for pre-payment penalty on long-term debt	$450	$—

Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$3,371	$24,896
Asset acquired and obligation incurred under capital lease (see Notes 3 and 5)	$—	$27,500

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

1. Organization

Description of Business

Switch & Data Facilities Company, Inc. (the “Company”) is a leading provider of network neutral interconnection and colocation services primarily to Internet dependent businesses including telecommunications carriers, Internet service providers, and online content providers.

On February 8, 2007, the Company commenced its initial public offering of common stock consisting of 13,417 shares. Of these shares, 9,000 were newly issued shares sold by the Company and 4,417 were existing shares sold by the selling stockholders.

Proceeds to the Company were $139,199, net of offering expenses, including underwriting discounts and commissions. Of these proceeds, $104,655 was used to repay a portion of the long-term debt.

On February 13, 2007, the Company completed its initial public offering and reorganization. Switch & Data Facilities Company, Inc. (the “Predecessor”), who was the parent holding company that owned all of the entities through which business was operated, was merged into a newly formed, wholly owned Delaware corporation named Switch and Data, Inc. (the “Successor”). The merger was accounted for as a combination of entities under common control where assets and liabilities of the Predecessor were transferred to the Successor using historical carrying values, and income and expenses were recorded in a manner similar to that in a pooling of interest. Pursuant to the reorganization, 55,252 preferred shares of the Predecessor were exchanged for 24,807 common shares of the Successor. The newly issued common stock was recorded at fair market value. The difference in the carrying value of such preferred shares and the fair market value of the newly issued common shares was $225,788, which was accounted for as a deemed dividend to the preferred stockholders, reducing the net income (loss) attributable to common stockholders. The Successor immediately changed its name to Switch & Data Facilities Company, Inc. after the merger.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 28, 2008. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The preparation of these unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

The FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends FAS 157 to exclude Statement of Financial Accounting Standards No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of FAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company adopted FAS 157 as of January 1, 2008, with the exception of the application of the

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

statement to non-recurring non-financial assets and non-financial liabilities. Non-recurring non-financial assets and non-financial liabilities for which the Company has not applied the provisions of FAS 157 include those measured at fair value for impairment testing, including goodwill, other intangible assets, and property and equipment. The adoption of FAS 157 resulted in a cumulative transition adjustment of $74 that decreased the Company’s derivative liability and increased retained earnings.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008:

	Fair Value Measurements at June 30, 2008 Using
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$959	—	$959	—

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

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions for stock-based compensation required by Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“FAS 123R”). The Company is required to utilize the prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of FAS 123R, stock-based compensation expense is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. As of June 30, 2008, there was $17,817 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans accounted for under FAS 123R. These costs are to be recognized ratably over a four year period. The Company recorded $1,667 and $3,181 of compensation expense for the three months and six months ended June 30, 2008, respectively.

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

For options granted during the six months ended June 30, 2008, the fair value of each option grant was based on the Black-Scholes option-pricing model with the following assumptions:

	For the six months ended June 30, 2008
	Options to non-employee directors vesting immediately	Options vesting 25% annually for four years
Expected term of the options	5.00 years	6.25 years
Risk-free interest rate	2.88%	3.15%
Expected stock price volatility	61.08%	82.81%
Expected dividend yield	None	None

As a new public company without sufficient option exercise history, the Company estimates the expected term of options granted by taking the weighted average of the vesting period and the contractual term of the option, as illustrated in Staff Accounting Bulletin No. 107 Share-Based Payment (“SAB 107”) and Staff Accounting Bulletin No. 110, Year-End Help For Expensing Employee Stock Options . The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

its equity awards. As a new public company without historical common stock prices for a period equal to the expected option term, the Company estimates the future stock price volatility of its common stock by using the historical volatility of a similar company. The Company believes such an approach best represents its future volatility in accordance with SAB 107. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore, used an expected dividend yield of zero in its option-pricing model.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) presents a measure of all changes in stockholders’ equity except for changes resulting from transactions with stockholders in their capacity as stockholders. Other comprehensive income (loss), consists of net income (loss) and currency translation adjustments as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2008	2007	2008
Net income (loss)	$1,963	$1,140	$(4,669)	$1,479
Currency translation adjustments	583	151	634	(629)

Other comprehensive income (loss)	$2,546	$1,291	$(4,035)	$850

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

For leases determined to be capital leases, the assets held under capital lease and related obligations are

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

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

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). The new standard amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for under FAS 133 (and the interpretations of that standard); and how derivatives affect a company’s financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application of the standard is encouraged, as well as comparative disclosures for earlier periods at initial adoption. The Company does not believe adoption of this standard will have a material effect on its financial statements.

3. Property and Equipment, Net

In February 2008, the Company recorded a capital lease asset of $27,500 for a facility in North Bergen, New Jersey. Depreciation of this asset totaled $275 and $458 for the three and six months ended June 30, 2008, respectively.

4. Other Long-Term Assets, Net

Included in other long-term assets, net, on the Consolidated Balance Sheets are debt issuance costs, net, of $883 and $3,948 as of December 31, 2007 and June 30, 2008, respectively. On March 27, 2008, the Company executed the Fourth Amended and Restated Credit Agreement (see Note 5), and wrote-off previously capitalized debt issuance costs of $599 and capitalized new debt issuance costs of $3,943.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

5. Financing Obligations

Long-Term Debt

The Company’s long-term debt consisted of the following:

	December 31, 2007	June 30, 2008
Senior notes, interest (at the option of the Company at inception of each loan) at the base rate (Prime), plus a margin of 3.50% or the Eurodollar rate (LIBOR), plus a margin of 4.50%. The total cost of outstanding debt was 7.19% at June 30, 2008.	$—	$120,000

Senior notes, interest (at the option of the Company at inception of each loan) at the base rate (Prime), plus the applicable margin (2.00% for Term Loan B) or the Eurodollar rate (LIBOR), plus the applicable margin (3.00% for Term Loan B). The total cost of outstanding debt was 8.25% at December 31, 2007.	38,189	—

Total debt	38,189	120,000
Less: Current portion of long-term debt	(3,750)	—

Long-term debt	$34,439	$120,000

On March 27, 2008, the Company entered into a Fourth Amended and Restated Credit Agreement. Such agreement provided (i) a $120,000 term loan (the “Term Loan”), (ii) a $22,500 delayed draw term loan (the “Delayed Draw Term Loan”), which may be funded at the option of the Company no later than March 27, 2009, and (iii) a $15,000 revolving term loan (the “Revolver”) under which the Lenders may make additional term loans upon requests by the Company until September 26, 2013 (collectively, the “2008 Credit Facility”). On March 28, 2008, the effective date of the 2008 Credit Facility, the full $120,000 of the Term Loan was funded, of which $38,189 was used to refinance the $38,189 of term debt remaining outstanding under the Company’s previous credit agreement. No fundings have occurred under the Delayed Draw Term Loan or the Revolver. A $1,400 letter of credit has been issued under the Revolver. The remaining Term Loan proceeds and any proceeds of the Delayed Draw Term Loan and the Revolver are required to be used for working capital, general corporate purposes, and for capital expenditures of the Company and its subsidiaries.

Total fees incurred for this amendment were $4,039, of which $3,943 were capitalized and $96 were expensed. Additionally, $599 of prior debt issue costs were written-off as a loss from debt extinguishment.

Substantially all of the assets of the Company are pledged as collateral for the 2008 Credit Facility. Interest is paid at a rate equal to (a) 2.5% to 3.5% above the base rate (which is equal to the greater of the administrative agent’s prime rate and 0.5% above the federal funds rate) or (b) 3.5% to 4.5% above the LIBOR Rate, where the applicable margin changes based on the Company’s consolidated total leverage ratio. The current rate of interest is 3.5% above the base rate or 4.5% above the LIBOR Rate. The Company also pays an unused commitment fee equal to 0.50% per annum on the average daily unused portion of the Revolver and 0.75% per annum on the average daily unused portion of the Delayed Draw Term Loan.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The 2008 Credit Facility requires compliance with various financial covenants, including a consolidated leverage ratio, a consolidated interest coverage ratio, and a consolidated fixed charge coverage ratio. The 2008 Credit Facility also requires compliance with certain operating covenants, which limits, among other things, the Company incurring additional indebtedness and its ability to make dividend payments. The breach of any of these covenants could result in a default and could trigger acceleration of repayment. The Company was in compliance with all covenants as of June 30, 2008.

Accrued interest included in accounts payable and accrued expenses related to long-term debt in the Consolidated Balance Sheets is $241 and $2,108 at December 31, 2007 and June 30, 2008, respectively.

Repayments of principal under the 2008 Credit Facility are due in scheduled quarterly installments, beginning March 31, 2010, based on the schedule contained in the 2008 Credit Facility, with all remaining amounts due and payable on March 27, 2014. All outstanding amounts under the Revolver will be due and payable on September 27, 2013. As of June 30, 2008, scheduled maturities of the debt for the next five years and thereafter are as follows:

Year	Amount
Remainder of 2008	$—
2009	—
2010	12,000
2011	24,000
2012	24,000
2013	48,000
Thereafter	12,000

Total	$120,000

Capital Lease Obligations

In August 2007, the Company recorded a capital lease for a facility in Sunnyvale, California. Monthly payments under the capital lease, which commenced in August 2007, will be made through July 2032 at an effective interest rate of 8.36% per annum. In February 2008, the Company recorded a capital lease for a facility in North Bergen, New Jersey. Monthly payments under the capital lease, which will commence in August 2008, will be made through July 2033 at an effective interest rate of 9.85% per annum. As of June 30, 2008, total capital lease obligations were $50,807. Remaining payments over the lease terms are $138,684.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

As of June 30, 2008, future minimum capital lease payments for the next five years and thereafter are as follows:

Year	Amount
Remainder of 2008	$1,991
2009	4,475
2010	4,526
2011	4,579
2012	4,633
2013	4,824
Thereafter	113,656

Total future minimum capital lease payments	138,684
Less: Interest component of capital lease payments	87,877

Present value of minimum capital lease payments	50,807
Less: Current portion of capital lease obligations	—

Long-term capital lease obligations	$50,807

Interest Rate Derivatives

As of June 30, 2008, the Company’s interest rate swaps have a notional value of $70,000. As of December 31, 2007 and June 30, 2008, the Company recorded a derivative liability of $624 and $959, respectively. The changes in fair value of $321 and $65 are recorded as decreases in interest expense in the Consolidated Statements of Operations for the three months and six months ended June 30, 2007, respectively. The changes in fair value of $656 and ($409) are recorded as a decrease (increase) in interest expense in the Consolidated Statements of Operations for the three months and six months ended June 30, 2008, respectively. Interest rate swaps are accounted for under FAS 157 and are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the counterparty’s creditworthiness.

6. Income (Loss) Per Share

The following table sets forth the detail for the computation of basic and diluted income (loss) per share attributable to common stockholders.

The weighted average share calculation for the six months ended June 30, 2007, includes the predecessor shares outstanding through February 13, 2007, and the successor shares issued in connection with the initial public offering outstanding from February 13, 2007.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The income (loss) attributable to common stockholders for the six months ended June 30, 2007, includes $1,734 of accretion on preferred stock for the period from January 1, 2007 to February 13, 2007, the date of reorganization and a $225,788 deemed dividend which represents the difference in carrying value of the Predecessor’s preferred stock that was converted into the Successor’s common stock and the fair market value of such common stock.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2008	2007	2008
Numerator:
Income (loss) from continuing operations	$1,844	$1,140	$(4,973)	$1,479
Less preferred stock accretions and dividends	—	—	(227,522)	—

Income (loss) from continuing operations attributable to common stockholders	1,844	1,140	(232,495)	1,479
Income (loss) from discontinued operations	119	—	304	—

Net Income (loss) attributable to common stockholders	$1,963	$1,140	$(232,191)	$1,479

Denominator:
Weighted average shares outstanding - basic	33,849	34,482	49,307	34,482
Weighted average shares outstanding - diluted	34,075	35,129	49,307	35,101

Net income (loss) per share basic:
Continuing operations attributable to common stockholders	$0.06	$0.03	$(4.72)	$0.04
Discontinued operations	0.00	—	0.01	—

Net income (loss) attributable to common stockholders	$0.06	$0.03	$(4.71)	$0.04

Net income (loss) per share diluted:
Continuing operations attributable to common stockholders	$0.06	$0.03	$(4.72)	$0.04
Discontinued operations	0.00	—	0.01	—

Net income (loss) attributable to common stockholders	$0.06	$0.03	$(4.71)	$0.04

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The following table sets forth the potential common shares not included in the diluted net income (loss) per share calculation because these shares are anti-dilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2008	2007	2008
Common stock options	1,219	2,020	2,489	1,821

7. Income Taxes

For the six months ended June 30, 2008, the Company recorded income tax expense of $1,090 on income from continuing operations before income taxes of $2,569. Comparatively, for the year ended December 31, 2007, the Company recorded income tax expense of $263 on a loss from continuing operations before income taxes of $920. As of December 31, 2007, the Company had Federal net operating loss (“NOL”) carry forwards of approximately $61,682 and an alternative minimum tax credit of approximately $55 available to reduce future federal income taxes. During 2008 the Company expects that (i) Canadian and several local jurisdiction NOL carry forwards will be fully utilized; (ii) various state taxes will now apply to the Company; and (iii) it will be subject to the federal alternative minimum tax, thus increasing 2008 tax expense. At the end of each interim reporting period, the Company estimates the effective income tax rate expected to be applicable for the full year as required by Audit Principals Board Opinion No. 28, Interim Financial Reporting. The effective income tax rate determined is used to provide for income taxes on a year-to-date basis.

Aside from the projected current year utilization, the Company maintains a full valuation allowance on deferred tax assets arising primarily from NOL carry forwards and other tax attributes because the future realization of such benefits is uncertain. As a result, to the extent that those benefits are realized in future periods, they will favorably affect tax expense and net income.

As of December 31, 2007 and June 30, 2008, the Company has approximately $145 of total unrecognized tax benefits related to uncertain tax benefits. The Company estimates that these unrecognized tax benefits as of June 30, 2008 will be resolved with the settlement of audits over the next 12 months. The final outcome of these uncertain tax positions, however, is not yet determinable.

8. Stock Based Compensation

During the period ended June 30, 2008, the Company granted 849 common stock options with a weighted average exercise price of $11.04 per share to employees and non-employee directors. Of the grants, 814 of the common stock options vest at a rate of 25% on the first anniversary of the grant date and 25% annually until the common stock options are fully vested. Non-employee directors received a total of 35 common stock options that vested immediately. These vesting periods were established by the Board of Directors at the date of grant.

Common stock options expire ten years after the date of grant or when an individual ceases to be an employee of the Company. Compensation expense for these common stock options will be recognized over the vesting period.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

A summary of the common stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2007	2,162	$11.76
Options granted	849	$11.04
Options exercised	(171)	$4.09
Options forfeited or cancelled	(102)	$12.49

Outstanding as of June 30, 2008	2,738	$11.99

A summary of the nonvested stock option activity is presented below:

	Nonvested Common Stock Options	Weighted Average Grant Date Fair Value Per Option
Nonvested at December 31, 2007	1,322	$12.33
Options granted	849	$7.95
Vested	(343)	$12.68
Forfeited	(102)	$9.59

Nonvested at June 30, 2008	1,726	$11.33

The following table summarizes information about common stock options outstanding as of June 30, 2008:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life
$0.01	114	5.14
$3.87	562	5.81
$11.09	780	9.66
$17.00	1,134	8.55
$17.63	26	8.89
$18.50	122	9.22

Total options outstanding	2,738	8.20

Total options exercisable	1,012	6.66

The aggregate intrinsic value of options outstanding as of June 30, 2008 was $13,916. The aggregate intrinsic value of options exercisable as of June 30, 2008 was $9,404.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

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

	For the three months ended June 30,		For the six months ended June 30,
	2007	2008	2007	2008
Income (loss) from operations of discontinued facilities	$119	$—	$304	$—

The facilities have no carrying value on the Consolidated Balance Sheet as of June 30, 2008. There was no gain or loss related to the disposal of these discontinued facilities. No continuing cash flows related to these facilities are anticipated.

10. Commitments and Contingencies

Operating Lease Payments

The Company and its subsidiaries are engaged in the operation of colocation facilities, most of which are held under non-cancelable operating leases expiring at various dates through 2025. Certain of these non-cancelable operating leases provide for renewal options.

As of June 30, 2008, minimum future lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows:

Year	Amount
Remainder of 2008	$12,318
2009	26,868
2010	26,009
2011	24,379
2012	24,063
2013	24,618
Thereafter	175,697

Total minimum future operating lease payments	$313,952

Legal Proceedings

On May 31, 2006, the Company and Switch & Data Facilities Company, LLC, a subsidiary of the Company, were served with a lawsuit alleging a failure by the Company or its subsidiary to execute a lease in October 2000 for a building in Milwaukee, Wisconsin. Plaintiffs are claiming the rent and associated lease

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

charges due for the entire ten year term of the lease is $3,666. Plaintiffs are also claiming a $750 loss on the sale of the building. Management believes there is a range of likely outcomes and has accrued $150, an amount at the low end of the range in accordance with Financial Accounting Standards No. 5, Accounting for Contingencies . In the event of a settlement or trial, the ultimate expense to the Company may be materially different than the amount accrued.

A lawsuit filed in New Orleans, Louisiana, on October 26, 2001, Continental Poydras Corporation vs Switch and Data LA One, LLC and the Predecessor, was dismissed with prejudice in favor of the Company on June 18, 2008.

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

Taxes

During 2005, the State of Washington performed an excise tax audit on three of the Company’s subsidiaries and assessed additional business and occupation taxes. The Company continues to deem the assessments as a probable loss contingency. As such, a prior accrual of $607 remains unchanged.

11. Segment Information

The Company manages its business as one reportable segment. Although the Company provides services in several markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services.

The Company’s geographic revenues are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2008	2007	2008
Revenues
United States	$31,103	$39,066	$60,596	$75,798
Canada	2,109	2,829	4,006	5,873

Total	$33,212	$41,895	$64,602	$81,671

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The Company’s long-lived assets are located in the following geographic regions:

	December 31, 2007	June 30, 2008
Long-Lived Assets
United States	$163,092	$233,980
Canada	13,506	25,398

Total	$176,598	$259,378

The Company had no customers that represented more than 10% of total revenues for the three and six month periods ended June 30, 2007 or 2008.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of network neutral interconnection and colocation services primarily to Internet dependent businesses including telecommunications carriers, Internet service providers, online content providers, and enterprises. Our colocation services provide space and power for customers’ networking and computing equipment allowing those customers to avoid the costs of building and maintaining their own facilities. As a network neutral provider, we do not own or operate our own network, and, as a result, our interconnection services enable our customers to exchange network traffic through direct connections with each other or through peering connections with multiple parties. We provide our services in 34 facilities, which is the broadest network neutral footprint in North America. Our footprint includes our facility in Palo Alto, one of the first commercial Internet exchanges in the world. Our high network densities, as demonstrated by approximately 20,400 cross connects between our customers, create a network effect, which provides an incentive for our existing customers to remain within our facilities and is a differentiating factor in attracting new customers. This network effect combined with our broad geographic footprint contributes to the growth of our customer base and revenue, which we believe will also increase our operating cash flow due to the fixed nature of certain of our operating costs.

Facilities

We do not own the buildings in which our facilities are located. Instead, we have leased our facilities. We currently lease 970,000 gross square feet of space for our facilities. Throughout 2007, we continued to execute on our strategy to expand our footprint in existing markets. New leases were executed in 2007 that added nearly 237,000 gross square feet to our geographic footprint. Most notably are the addition of facilities in the New York Metro and San Francisco Bay areas, adding 42,000 and 163,000 square feet, respectively. The new expansion space is being built to our standards to support the high density power and cooling requirements for our customers’ equipment. New space in our San Francisco Bay area, Toronto, and Dallas markets opened to customers in the first six months of 2008. New space in our New York Metro area will open throughout the last six months of 2008.

In January 2008, we executed an amended lease agreement for one of our Virginia facilities that extended the existing lease term to 2024 for 22,000 square feet. As part of the agreement, we leased an additional 21,000 square feet.

In April 2008, we executed an amended lease agreement for one of our New York Metro area facilities that extended the existing lease term to 2023 for 18,000 square feet.

In June 2008, we executed an amended lease agreement for one of our Seattle, Washington facilities. The agreement added 9,000 square feet through 2023, with renewal options through 2033.

Debt Financing

In March 2008, to fund our expansion efforts, we entered into a Fourth Amended and Restated Credit Agreement (the “2008 Credit Facility”). This provides us with up to $157.5 million in committed debt financing to fund our expected capital expenditures. New facilities in the New York Metro and San Francisco Bay areas and expansion of facilities in Toronto and Dallas will account for a majority of the capital expenditures.

Key Components of our Results of Operations

Revenues

Our revenues consist of recurring and nonrecurring revenues. We generate recurring revenue from our network neutral interconnection and colocation services. We generate nonrecurring revenue from our TechSmart technical support services and installation services. We use several primary metrics to analyze our revenues and measure our performance. These metrics include: number of customers, cabinet equivalents billed, percentage of sales from existing versus new customers, number of cross connects between our customers, and utilization rates. Our ability to sell our colocation space within each facility is limited by the space required by our existing power and cooling infrastructure, as well as the customer requirements for power and cooling. Power and cooling requirements continue to grow on a per unit basis. We carefully monitor the power and cooling usage in each of our facilities and plan to invest in our power and cooling infrastructure to maximize the amount of utilizable space in our facilities.

	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
Number of cross connects	18,775	19,124	19,577	19,797	20,419
Cabinet equivalents billed (1)	6,184	6,636	6,883	7,034	7,117
Utilization rate (2)	69.4%	70.0%	70.6%	70.3%	65.0%

	For the three months ended
	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
Percentage of incremental sales to existing customers	89%	87%	81%	89%	75%
Churn as a percentage of recurring revenue	0.8%	0.9%	1.2%	1.1%	1.5%
New Sales ($ in Thousands):
Recurring revenue (3)	$975	$779	$878	$1,333	$1,487
Non-recurring revenue (4)	2,967	1,439	1,741	1,830	2,418

New Sales	$3,942	$2,218	$2,619	$3,163	$3,905

(1)	Cabinet equivalents billed is the sum of actual cabinets billed in each facility plus the total cage square footage billed divided by 20.
(2)	The utilization rate is calculated as a percentage, the numerator being the total space licensed to our customers and the denominator being the total licensable space taking into account existing power and cooling constraints.
(3)	Recurring revenue represents service agreements entered into by new and existing customers during the given quarter. Revenue from these agreements will recur monthly over the life of the agreement.
(4)	Non-recurring revenue represents the one-time installation fees associated with new service agreements. These one-time fees are billed to customers upon completion of the installation service and such revenue is recognized on a straight-line basis over the life of the agreement.

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

The following table presents our revenues and percentage of revenues for the periods presented:

	For the three months ended June 30,				For the six months ended June 30,
($ in Thousands)	2007		2008		2007		2008
Revenues
Colocation	$20,290	61%	$26,244	63%	$39,142	61%	$51,541	63%
Interconnection	11,167	34%	13,290	32%	22,069	34%	25,616	31%

Recurring Total	$31,457	95%	$39,534	95%	$61,211	95%	$77,157	94%
Non-recurring	1,755	5%	2,361	5%	3,391	5%	4,514	6%

Total	$33,212	100%	$41,895	100%	$64,602	100%	$81,671	100%

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

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel related expenses for our sales and marketing employees, including wages, benefits, bonuses, commissions, travel, and the cost of marketing programs such as sales support, trade shows, corporate communications, promotional events, and advertising. We expect our sales and marketing expenses to increase in absolute dollars as we increase the headcount of our sales staff and our marketing and promotional efforts.

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

Other Expense, net

Other Expense, net. Other expenses primarily includes non-income based taxes, tax-related interest, and tax-related penalties.

Results of Operations: Three Months Ended June 30, 2007 compared to the Three Months Ended June 30, 2008

The following is a more detailed discussion of our financial condition and results of operations for the periods presented. The quarter-to-quarter comparison of financial results is not necessarily indicative of future results.

Revenues

	For the three months ended June 30,		% Change	$ Change
($ in Thousands)	2007	2008
Revenues	$33,212	$41,895	26%	$8,683

Revenues increased by $8.7 million, or 26%, to $41.9 million for the three months ended June 30, 2008 compared to $33.2 million for the three months ended June 30, 2007. The primary cause of this revenue increase was the sale of our services to new and existing customers. Recurring revenue increased by $8.1 million. The recurring revenue increase consisted of colocation and interconnection revenue of $6.0 million and $2.1 million, respectively. Cabinet equivalents billed were 7,117 at June 30, 2008, which is a 15% increase over the June 30, 2007 cabinet equivalents of 6,184. Average monthly revenue per cabinet was $1,974 per month at June 30, 2008 as compared to $1,809 at June 30, 2007, which is a 9% increase. The number of cross connects was 20,419 at June 30, 2008, which is a 9% increase over June 30, 2007 cross connects of 18,775. Existing customers comprised 75% of sales during the three months ended June 30, 2008. Non-recurring revenue increased by $0.6 million from installation services and technical support revenues.

Cost of Revenues, Exclusive of Depreciation and Amortization

	For the three months ended June 30,		% Change	$ Change
($ in Thousands)	2007	2008
Cost of revenues, exclusive of depreciation and amortization	$17,367	$21,641	25%	$4,274
As a percent of revenue	52%	52%

Cost of revenues, exclusive of depreciation and amortization, increased by $4.3 million, or 25%, to $21.6 million for the three months ended June 30, 2008 compared to $17.3 million for the three months ended June 30, 2007. The increase was primarily due to rent expense increases of $1.4 million, primarily due to expansions in our Dallas, Toronto, and North Virginia area markets; a utilities expense increase of $1.2 million due to additional power sold to and used by our customers; and personnel expenses of $0.6 million related to supporting customer growth. Personnel expenses included non-cash stock compensation expense of $0.5 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively. Repairs and maintenance increased by $0.2 million. We anticipate our cost of revenues will increase in absolute dollars as we continue our expansion.

Sales and Marketing

	For the three months ended June 30,		% Change	$ Change
($ in Thousands)	2007	2008
Sales and marketing	$4,044	$4,871	20%	$827
As a percent of revenue	12%	12%

Sales and marketing expenses increased by $0.8 million or 20%, to $4.9 million for the three months ended June 30, 2008 compared to $4.1 million for the three months ended June 30, 2007. Personnel related expenses increased by $0.6 million, primarily for sales commissions and wages due to additional headcount. Such expense also included non-cash stock compensation expense of $0.6 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively. General marketing expenses increased by $0.3 million due to additional trade show and public relations expenses. We expect sales and marketing expenses to increase in absolute dollars, as we invest in sales distribution and marketing.

General and Administrative

	For the three months ended June 30,		% Change	$ Change
($ in Thousands)	2007	2008
General and administrative	$3,798	$4,332	14%	$534
As a percent of revenue	11%	10%

General and administrative expenses increased by $0.5 million, or 14%, to $4.3 million for the three months ended June 30, 2008 compared to $3.8 million for the three months ended June 30, 2007. The increase was primarily due to increases in personnel related expenses and professional fees. General and administrative expenses also included non-cash stock compensation expense of $0.5 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively. We expect general and administrative expenses to increase nominally as we continue to grow our business.

Depreciation and Amortization

	For the three months ended June 30,		% Change	$ Change
($ in Thousands)	2007	2008
Depreciation and amortization	$6,049	$6,728	11%	$679
As a percent of revenue	18%	16%

Depreciation and amortization expenses increased by $0.7 million, or 11%, to $6.7 million for the three months ended June 30, 2008 compared to $6.0 million for the three months ended June 30, 2007. The increase was primarily related to the expansion of our facilities in the New York Metro and San Francisco Bay areas.

Operating Income

	For the three months ended June 30,		% Change	$ Change
($ in Thousands)	2007	2008
Operating income	$1,954	$4,323	121%	$2,369
As a percent of revenue	6%	10%

Operating income improved by $2.4 million to $4.3 million of operating income for the three months ended June 30, 2008 from $2.0 million for the three months ended June 30, 2007. The increase is primarily related to the increase in revenue of $8.7 million from sales to new and existing customers. The increase in operating income was offset by increased expenses, including $4.3 million, $0.8 million, $0.7 million, and $0.5 million for cost of revenues, sales and marketing, depreciation and amortization, and general and administrative, respectively.

Interest Income and Interest Expense

	For the three months ended June 30,		% Change	$ Change
($ in Thousands)	2007	2008
Interest Income	$473	$699	48%	$226
Interest expense	$(575)	$(2,652)	361%	$(2,077)

Interest income increased by $0.2 million or 48% to $0.7 million for the three months ended June 30, 2008 compared to $0.5 million for the six months ended June 30, 2007. The increase was attributable to our higher cash balance comprised mostly of funds obtained from our 2008 Credit Facility.

Interest expense increased by $2.1 million, or 361%, to $2.7 million for the three months ended June 30, 2008 compared to $0.6 million for the three months ended June 30, 2007. The increase is primarily related to interest expense from our capital lease obligation, which increased by $1.2 million for the three months ended June 30, 2008. The increase is also attributable to a higher weighted average outstanding debt balance, which increased from $39.5 million for the three months ended June 30, 2007 to $120.0 million for the three months ended June 30, 2008, primarily as a result of borrowing additional funds under our 2008 Credit Facility.

The increase in interest expense for our debt was offset by a change in the fair value of our interest rate swap. We convert a portion of our outstanding debt to fixed interest rates through the use of this interest rate swap. This instrument is marked to fair value at the end of each quarter, with gains and losses treated as decreases or increases to interest expense. The change in fair value of the derivative resulted in a decrease in interest expense of $0.7 million for the three months ended June 30, 2008. We are currently in a net pay position.

Provision for Income Taxes

	For the three months ended June 30,		% Change		$ Change
($ in Thousands)	2007	2008
Provision for income taxes	$—	$(1,047)	N/A	%	$(1,047)

Provision for income taxes increased by $1.0 million for the three months ended June 30, 2008. At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. The effective income tax rate determined is used to provide for income taxes on a year-to-date basis. During 2008 we expect that (i) Canadian and several local jurisdiction net operating loss carry forwards will be fully utilized; (ii) various state taxes will now apply to us; and (iii) we will be subject to the federal alternative minimum tax, thus increasing 2008 tax expense.

Net Income

	For the three months ended June 30,		% Change	$ Change
($ in Thousands)	2007	2008
Net income	$1,963	$1,140	(42)%	$(823)

Net income decreased by $0.8 million to $1.1 million for the three months ended June 30, 2008 compared to $1.9 million for the three months ended June 30, 2007. The decrease in net income is attributable to the factors previously described.

Results of Operations: Six Months Ended June 30, 2007 compared to the Six Months Ended June 30, 2008

The following is a more detailed discussion of our financial condition and results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Revenues

	For the six months ended June 30,		% Change	$ Change
($ in Thousands)	2007	2008
Revenues	$64,602	$81,671	26%	$17,069

Revenues increased by $17.1 million, or 26%, to $81.7 million for the six months ended June 30, 2008 compared to $64.6 million for the six months ended June 30, 2007. The primary cause of this revenue increase was the sale of our services to new and existing customers. Recurring revenue increased by $15.9 million. The recurring revenue increase consisted of colocation and interconnection revenue of $12.4 million and $3.5 million, respectively. Cabinet equivalents billed were 7,117 at June 30, 2008, which is a 15% increase over the June 30, 2007 cabinet equivalents of 6,184. Average monthly revenue per cabinet was $1,937 for the six months ended June 30, 2008 as compared to $1,787 for the six months ended June 30, 2007, which is a 8% increase. The number of cross connects was 20,419 at June 30, 2008, which is a 9% increase over June 30, 2007 cross connects of 18,775. Existing customers comprised 81% of sales during the six months ended June 30, 2008. Non-recurring revenue increased by $1.1 million from installation services and technical support revenues.

Cost of Revenues, Exclusive of Depreciation and Amortization

	For the six months ended June 30,		% Change	$ Change
($ in Thousands)	2007	2008
Cost of revenues, exclusive of depreciation and amortization	$33,798	$42,000	24%	$8,202
As a percent of revenue	52%	51%

Cost of revenues, exclusive of depreciation and amortization, increased by $8.2 million, or 24%, to $42.0 million for the six months ended June 30, 2008 compared to $33.8 million for the six months ended June 30, 2007. The increase was primarily due to rent expense increases of $2.5 million, primarily due to expansions in our Dallas, Toronto and North Virginia area markets; a utilities expense increase of $2.2 million due to additional power sold to and used by our customers; and personnel expenses of $1.5 million related to supporting customer growth. Personnel expense also includes non-cash stock compensation expense of $0.9 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively. Repairs and maintenance increased by $0.6 million. We anticipate our cost of revenues will increase in absolute dollars as we continue our expansion.

Sales and Marketing

	For the six months ended June 30,		% Change	$ Change
($ in Thousands)	2007	2008
Sales and marketing	$7,861	$10,064	28%	$2,203
As a percent of revenue	12%	12%

Sales and marketing expenses increased by $2.2 million, or 28%, to $10.1 million for the six months ended June 30, 2008 compared to $7.9 million for the six months ended June 30, 2007. The increase was due to a $1.6 million increase in personnel related expenses primarily for sales commissions and wages due to additional headcount. Such expense also included non-cash stock compensation expense of $1.1 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively. General marketing expenses increased by $0.5 million due to additional trade show and public relations expenses. We expect sales and marketing expenses to increase in absolute dollars, as we invest in sales distribution and marketing.

General and Administrative

	For the six months ended June 30,		% Change	$ Change
($ in Thousands)	2007	2008
General and administrative	$7,682	$8,662	13%	$980
As a percent of revenue	12%	11%

General and administrative expenses increased by $1.0 million, or 13%, to $8.7 million for the six months ended June 30, 2008 compared to $7.7 million for the six months ended June 30, 2007. The increase was primarily due to an increase in personnel related expenses of $0.7 million. General and administrative expenses included non-cash stock compensation expense of $1.2 million and $0.9 million for the six months ended June 30, 2008 and 2007, respectively. We expect general and administrative expenses to increase nominally as we continue to grow our business.

Depreciation and Amortization

	For the six months ended June 30,		% Change	$ Change
($ in Thousands)	2007	2008
Depreciation and amortization	$12,212	$13,253	9%	$1,041
As a percent of revenue	19%	16%

Depreciation and amortization expenses increased by $1.0 million, or 9%, to $13.3 million for the six months ended June 30, 2008 compared to $12.2 million for the six months ended June 30, 2007. The increase was primarily related to the expansion of our facilities in the New York Metro and San Francisco Bay areas.

Operating Income

	For the six months ended June 30,		% Change	$ Change
($ in Thousands)	2007	2008
Operating income (loss)	$449	$7,692	1,613%	$7,243
As a percent of revenue	1%	9%

Operating income improved by $7.2 million to $7.6 million of operating income for the six months ended June 30, 2008 from $0.4 million for the six months ended June 30, 2007. The increase is primarily related to the increase in revenue of $17.1 million from sales to new and existing customers. The increase in operating income was offset by increased expenses, including $8.2 million, $2.2 million, $1.0 million, and $1.0 million for cost of revenues, sales and marketing, general and administrative, and depreciation and amortization, respectively.

Interest Income, Interest Expense, and Loss from Debt Extinguishment

	For the six months ended June 30,		% Change	$ Change
($ in Thousands)	2007	2008
Interest income	$695	$1,071	54%	$376
Interest expense	$(3,183)	$(5,153)	62%%	$(1,970)
Loss from debt extinguishment	$(2,809)	$(695)	(75)%	$2,114

Interest income increased by $0.4 million or 54% to $1.1 million for the six months ended June 30, 2008 compared to $0.7 million for the six months ended June 30, 2007. The increase was attributable to our higher cash balance comprised mostly of funds obtained from our 2008 Credit Facility.

Interest expense increased by $2.0 million, or 62%, to $5.2 million for the six months ended June 30, 2008 compared to $3.2 million for the six months ended June 30, 2007. The increase is primarily related to interest expense from our capital lease obligation, which increased by $2.1 million for the six months ended June 30, 2008. The increase was also attributable to a higher weighted average outstanding debt balance, which increased from $69.4 million for the six months ended June 30, 2007 to $80.9 million for the six months ended June 30, 2008, primarily as a result of borrowing additional funds under our 2008 Credit Facility.

The increase in interest expense for our debt was offset by a change in the fair value of our interest rate swap. We convert a portion of our outstanding debt to fixed interest rates through the use of this interest rate swap. This instrument is marked to fair value at the end of each quarter, with gains and losses treated as decreases or increases to interest expense. The change in fair value of the derivative resulted in an increase in interest expense of $0.4 million for the six months ended June 30, 2008. We are currently in a net pay position.

Loss from debt extinguishment was $0.7 million for the six months ended June 30, 2008 due to the write-off of certain debt issuance costs related to our debt refinancing that occurred in March 2008. Loss from debt extinguishment for the period ended June 30, 2007 was due to the extinguishment of $104.7 million of our debt with proceeds from our initial public offering.

Provision for Income Taxes

	For the six months ended June 30,		% Change	$ Change
($ in Thousands)	2007	2008
Provision for income taxes	$(12)	$(1,090)	8,983%	$(1,078)

Provision for income taxes increased by $1.1 million for the six months ended June 30, 2008. At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. The effective income tax rate determined is used to provide for income taxes on a year-to-date basis. During 2008 we expect that (i) Canadian and several local jurisdiction net operating loss carry forwards will be fully utilized; (ii) various new state taxes will apply to us; and (iii) we will be subject to the federal alternative minimum tax, thus increasing our 2008 tax expense.

Net Income (Loss)

	For the six months ended June 30,		% Change	$ Change
($ in Thousands)	2007	2008
Net income (loss)	$(4,669)	$1,479	N/A	$6,148

Net income was $1.5 million for the six months ended June 30, 2008 compared to a net loss of $4.7 million for the six months ended June 30, 2007. The change in net income (loss) is attributable to the factors previously discussed.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended June 30,
($ in Thousands)	2007	2008
Net cash provided by operating activities	$15,703	$21,199
Net cash used in investing activities	$(13,766)	$(54,005)
Net cash provided by financing activities	$36,321	$78,594

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

Our capital expenditures during the year ended 2007 were $33.9 million. For the six months ended June 30, 2008, our capital expenditures were $54.0 million. We expect our capital expenditures for the remainder of 2008 to be approximately $111.0 million. Our capital expenditures will be significantly greater than 2007 as we continue our expansion efforts. New facilities in the New York Metro and San Francisco Bay areas and expansion of facilities in Toronto and Dallas will account for approximately 75% of the anticipated capital expenditures for the year. These investments will increase product availability in our markets which will enable us to increase revenue and potentially reduce our accumulated losses. Once a market achieves positive cash flow from its operations, new revenues typically generate substantial cash flow at higher operating margins. While we expect that our cash flow from operations will continue to increase, we expect our cash flow used in investing activities, primarily as a result of our expected expansion efforts, will significantly increase and we expect cash flows used in investing activities to be greater than our cash flows generated from operating activities.

We believe our existing cash balance, available borrowings under the 2008 Credit Facility, and cash generated from operating activities will be sufficient to meet our anticipated capital expenditures, debt service and working capital requirements for at least the next twelve months.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2008 was $21.2 million. This was attributable to a net income of $1.5 million and depreciation, amortization, and other non-cash charges of $20.8 million. Also affecting net cash provided by operating expenses was an increase in assets of $3.8 million, primarily due to higher accounts receivable balances and an increase in liabilities of $2.7 million.

Net cash provided by operating activities for the six months ended June 30, 2007 was $15.7 million. This was attributable to a net loss of $4.7 million and depreciation, amortization and other non-cash charges of $17.2 million. Also affecting net cash provided by operating activities was a decrease in receivables and operating assets of $0.1 million, and an increase in liabilities of $3.0 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2008 was $54.0 million compared to $13.8 million for the six months ended June 30, 2007. Cash used in investing activities in 2008 was for capital expenditures associated with our expansion efforts. Cash used in investing activities in 2007 was primarily for capital expenditures for the installation of additional power and cooling equipment in our existing facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2008 was $78.6 million compared to net cash provided by financing activities of $36.3 million for the six months ended June 30, 2007. Cash provided from financing activities in 2008 was primarily from our 2008 Credit Facility. Cash provided from financing activities in 2007 was primarily from our initial public offering, net of payment of debt of $104.7 million.

Debt Obligations

As of June 30, 2008, we have $120 million in principal outstanding under our 2008 Credit Facility. Substantially all of the assets of the Company are pledged as collateral for the 2008 Credit Facility. We have the option to pay interest at a rate equal to (a) 2.5% to 3.5% above the base rate (which is equal to the greater of the administrative agent’s prime rate and 0.5% above the federal funds rate) or (b) 3.5% to 4.5% above the LIBOR Rate, where the applicable margin changes based on our consolidated total leverage ratio. The current rate of interest is 3.5% above the base rate or 4.5% above the LIBOR Rate. We also pay an unused commitment fee equal to 0.50% per annum on the average daily unused portion of the revolving portion of the 2008 Credit Facility and 0.75% per annum on the average daily unused portion of the delayed draw term loan that is available under the credit facility.

Borrowings under the revolving portion of the 2008 Credit Facility are available until September 26, 2013. Repayments of principal under the 2008 Credit Facility are due in scheduled quarterly installments, beginning March 31, 2010, based on the schedule contained in the 2008 Credit Facility, with all remaining amounts due and payable on March 27, 2014. All outstanding amounts under the revolving portion of the 2008 Credit Facility will be due and payable on September 27, 2013. The 2008 Credit Facility requires compliance with a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, and a consolidated fixed charge coverage ratio covenant. The 2008 Credit Facility also requires compliance with certain operating covenants, which limit, among other things, our incurring of additional indebtedness and our ability to make dividend payments. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt agreements and could trigger acceleration of repayment. We were in compliance with all covenants as of June 30, 2008.

Capital Lease Obligations

In August 2007, the Company recorded a capital lease obligation for a facility in Sunnyvale, California (the “Sunnyvale Lease”). Monthly payments under the Sunnyvale lease, which commenced in August 2007, will be made through July 2032 at an effective interest rate of 8.36% per annum. In February 2008, the Company recorded a capital lease obligation for a facility in North Bergen, New Jersey (the “North Bergen Lease”). Monthly payments under the North Bergen Lease, which will commence in August 2008, will be made through July 2033 at an effective interest rate of 9.85% per annum. As of June 30, 2008 total capital lease obligations were $50.8 million. Remaining payments over the lease terms are $138.7 million.

Contractual Obligations

The following table summarizes, as of June 30, 2008, our minimum payments for long-term debt and other obligations for the next five years and thereafter:

(in thousands)	Total	Remainder of 2008	2009 and 2010	2011 and 2012	Thereafter
Operating lease obligations	$313,952	$12,318	$52,877	$48,442	$200,315
Capital lease obligations	138,684	1,991	9,001	9,212	118,480
Long-term debt	120,000	—	12,000	48,000	60,000
Interest expense on long-term debt *	39,165	4,718	18,155	13,172	3,120

Total contractual obligations**	$611,801	$19,027	$92,033	$118,826	$381,915

*	The interest expense forecast is based on 1-year LIBOR of 3.16% as of June 30, 2008. Interest expense was calculated by multiplying the outstanding balance by the interest rate for the given time period.
**	The contractual obligation table above does not include income tax liabilities of $0.1 million recorded in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

Off Balance Sheet Arrangements

As of December 31, 2007 and June 30, 2008 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, management evaluates its estimates and judgments. Critical accounting policies for the Company are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in our 2007 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). The new standard amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for under FAS 133 (and the interpretations of that standard); and how derivatives affect a company’s financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application of the standard is encouraged, as well as comparative disclosures for earlier periods at initial adoption. We do not believe adoption of this standard will have a material effect on our financial statements.

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

As of June 30, 2008, the three-month LIBOR rate was 2.68%, which is lower than our contracted rate. We will make cash payments at the end of each quarter until LIBOR increases above the contracted LIBOR rates. A 10% increase or decrease in the three month LIBOR rate will not change our net pay position.

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

A lawsuit filed in New Orleans, Louisiana, on October 26, 2001, Continental Poydras Corporation vs Switch and Data LA One, LLC and the Company’s predecessor, was dismissed with prejudice in favor of the Company on June 18, 2008.

In addition to the matters described above, we are presently involved in various legal proceedings arising in the ordinary course of our business operations. Based on information currently available to us, we believe these proceedings will not have a materially adverse affect on our financial position or results of operations.

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

For the years ended December 31, 2006 and 2007, we incurred net losses of $11.7 million and $0.8 million, respectively. Until the three month period ended June 30, 2007, we did not report net income. As of June 30, 2008, we had an accumulated deficit of $216.0 million. Given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We have debt obligations which include restrictive covenants that limit our flexibility to manage our business; failure to comply with these covenants could trigger an acceleration of our outstanding indebtedness.

As of June 30, 2008, our obligations under our 2008 Credit Facility were $120 million. Our 2008 Credit Facility requires that we maintain specific financial ratios and comply with covenants, including various financial covenants, which contain numerous restrictions on our ability to incur additional debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements. We have in the past violated certain covenants, including several violations during 2006 that were subsequently waived by our lenders. A default, if not waived by our lenders, could result in the acceleration of outstanding indebtedness and cause our debt to become immediately due and payable. If we are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, we will have to refinance such obligations, or otherwise we will not be able to repay our debt. If new financing is made available, the terms may not be favorable to us and our business may be adversely affected.

We are continuing to invest in our expansion efforts but may not have sufficient customer demand in the future to realize expected returns on these investments.

We continue to execute upon our strategy to expand our footprint in existing markets. We will be required to commit substantial operational and financial resources to new and expanded facilities, generally six to eighteen months in advance of placing customers in such facilities, and we may not have sufficient customer demand in those markets to support these new and expanded facilities once they are built. In addition, unanticipated technological changes or excess capacity in the colocation market could negatively affect customer demand for our facilities. If any of these events were to occur, it may be difficult for us to realize expected or reasonable returns on these investments and could have a material adverse effect on our operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Submission of Matters to the Vote of Security Holders

The Annual Meeting of our Stockholders was held on June 18, 2008 in Tampa, Florida.

George Kelly, Arthur Matin, and Michael Sileck are Class II directors. At the annual meeting of stockholders in 2008, the term of office of the Class II directors expired and Class II directors were elected for a full term of three years. The results of such election are presented in the table below.

	Votes For	Votes Withheld
George Kelly	29,122,032	938,251
Arthur Matin	29,132,616	927,667
Michael Sileck	29,710,339	349,944

Keith Olsen, M. Alex White, and G. Michael Sievert continue on as Class III directors. At the annual meeting of stockholders in 2009, the term of office of the Class III directors shall expire and Class III directors shall be elected for a full term of three years. William Luby and Kathleen Earley continue on as Class I directors. At the annual meeting of stockholders in 2010, the term of office of the Class I directors shall expire and Class I directors shall be elected for a full term of three years. At each succeeding annual meeting of stockholders, directors shall be elected for a full term of three years to succeed the directors of the class whose terms expire at such annual meeting.

The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The table below presents the voting results:

	Votes For	Votes Against	Votes Abstain	Broker Non-Vote
Ratification of independent registered public accounting firm	29,784,029	174,584	101,670	—

Item 5:	Other Information

None

Item 6:	Exhibits

Exhibit Number	Description of Document	Incorporated By Reference	Form Date	Filed Herein
3.1	Amended Certificate of Incorporation	S-8 Exhibit 4.2	3/14/07

3.2	Amended and Restated By-Laws	S-8 Exhibit 4.3	3/14/07

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Switch & Data Facilities Company, Inc. Registrant

Date: July 29, 2008	By:	/s/ Keith Olsen
Keith Olsen
Chief Executive Officer

Date: July 29, 2008	By:	/s/ George Pollock, Jr.
George Pollock, Jr.
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002