Form 10-K/A
period 2007-12-31
Switch & Data Facilities Company, Inc.
filed 2008-11-12
CIK 1371011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

(813) 207-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NASDAQ Global Market

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

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

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-K/A hereby amends the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which the registrant filed with the Securities and Exchange Commission on February 28, 2008 (the “Original 10-K”). This amendment is being filed solely in order to correct Exhibits 31.1 and 31.2 to the Original 10-K, each of which inadvertently omitted the phrase “internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f))” in the first sentence of the fourth paragraph. As no modifications to the Original 10-K are necessary other than amending and restating Exhibits 31.1 and 31.2, the registrant is only amending and restating Part IV, Item 15 of the Original 10-K, along with each of Exhibits 31.1 and 31.2. No other modification or update is otherwise being made to any other disclosure or exhibits to the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K.

Please note that all of the information contained on the cover page of this Amendment No. 1 is as of the date of filing the Original 10-K, and has not been updated for purposes of the filing of this Amendment No. 1.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits. The exhibits contained in the Original 10-K are hereby amended solely in order to substitute the following revised exhibits:

Exhibit Number	Description of Document	Incorporated By Reference	Form Date	Filed Herein
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Tampa, State of Florida, on this 10th day of November, 2008.

SWITCH & DATA FACILITIES COMPANY, INC.

By:	/s/ Keith Olsen
Name:	Keith Olsen
Title:	Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated By Reference	Form Date	Filed Herein
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X