Form 10-Q
period 2008-09-30
Switch & Data Facilities Company, Inc.
filed 2008-11-12
CIK 1371011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s Common Stock as of October 15, 2008 was 34,562,297.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	December 31, 2007	September 30, 2008
Assets
Current assets
Cash and cash equivalents	$45,595	$42,748
Accounts receivable, net of allowance for bad debts of $415 and $584, respectively	9,029	10,341
Prepaids and other assets	1,468	2,852

Total current assets	56,092	55,941
Property and equipment, net	114,803	253,836
Goodwill	36,023	36,023
Other intangible assets, net	23,287	19,913
Other long-term assets, net	2,485	5,545

Total assets	$232,690	$371,258

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$26,859	$44,481
Current Portion of derivative liability	624	1,153
Current portion of unearned revenue	3,567	3,191
Current portion of deferred rent	363	409
Current portion of customer security deposits	936	615
Current portion of long-term debt	3,750	—

Total current liabilities	36,099	49,849
Unearned revenue, less current portion	2,073	2,329
Deferred rent, less current portion	12,882	16,483
Customer security deposits, less current portion	93	403
Long-term debt, less current portion	34,439	120,000
Capital lease obligation	22,049	51,101

Total liabilities	107,635	240,165

Commitments and contingencies (see note 10)
Stockholders’ equity
Common stock (Successor), $0.0001 par value, authorized 200,000 shares; 34,311 and 34,562 issued and outstanding as of December 31, 2007 and September 30, 2008, respectively	3	3
Preferred stock (Successor), $0.0001 par value, authorized 25,000 shares; no shares issued	—	—
Unearned stock compensation	(15)	—
Additional paid-in capital	340,520	346,301
Accumulated deficit	(217,573)	(216,052)
Accumulated other comprehensive income	2,120	841

Total stockholders’ equity	125,055	131,093

Total liabilities, preferred stock and stockholders’ equity	$232,690	$371,258

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2008	2007	2008
Revenues	$35,432	$44,079	$100,033	$125,750
Costs and operating expenses
Cost of revenues, exclusive of depreciation and amortization	18,709	23,742	52,506	65,741
Sales and marketing	3,841	4,613	11,703	14,677
General and administrative	3,715	4,434	11,397	13,096
Depreciation and amortization	6,412	7,510	18,624	20,762
Lease litigation settlement	—	—	2,600	—

Total costs and operating expenses	32,677	40,299	96,830	114,276

Operating income	2,755	3,780	3,203	11,474
Interest income	534	442	1,229	1,513
Interest expense	(1,702)	(3,713)	(4,885)	(8,866)
Loss from debt extinguishment	—	—	(2,809)	(695)
Other expense, net	(163)	(307)	(276)	(654)

Income (loss) from continuing operations before income taxes	1,424	202	(3,538)	2,772
Provision for income taxes	(106)	(234)	(118)	(1,325)

Income (loss) from continuing operations	1,318	(32)	(3,656)	1,447
Income from discontinued operations	84	—	389	—

Net income (loss)	1,402	(32)	(3,267)	1,447
Preferred stock accretions and dividends	—	—	(227,522)	—

Net income (loss), attributable to common stockholders	$1,402	$(32)	$(230,789)	$1,447

Income (loss) per share—basic
Continuing operations attributable to common stockholders	$0.04	$(0.00)	$(5.24)	$0.04
Discontinued operations	0.00	—	0.01	—

Net income (loss) attributable to common stockholders	$0.04	$(0.00)	$(5.23)	$0.04

Weighted average shares outstanding	33,893	34,522	44,112	34,417

Income (loss) per share—diluted
Continuing operations attributable to common stockholders	$0.04	$(0.00)	$(5.24)	$0.04
Discontinued operations	0.00	—	0.01	—

Net income (loss) attributable to common stockholders	$0.04	$(0.00)	$(5.23)	$0.04

Weighted average shares outstanding	34,787	34,522	44,112	34,417

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the nine months ended September 30,
	2007	2008
Cash flows from operating activities:
Net income (loss)	$(3,267)	$1,447
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	13,166	17,578
Amortization of debt issuance costs	331	475
Amortization of other intangible assets	5,447	3,184
Loss on debt extinguishment	2,359	695
Stock compensation expense	3,038	4,706
Provision for bad debts, net of recoveries	(160)	494
Deferred rent	1,387	3,709
Change in fair value of derivative	618	603
Loss on disposal of fixed assets	3	6
Changes in operating assets and liabilities, net of acquired amounts
(Increase) decrease in accounts receivable	727	(1,860)
Increase in prepaids and other assets	(900)	(1,404)
Increase in other long-term assets	(7)	(192)
Increase in accounts payable, accrued expenses, and other liabilities	1,671	6,836
Increase (decrease) in unearned revenue	1,638	(35)

Net cash provided by operating activities	26,051	36,242

Cash flows from investing activities:
Purchase of property and equipment	(20,167)	(117,649)

Net cash used in investing activities	(20,167)	(117,649)

Cash flows from financing activities:
Principal payments under long-term debt	(105,030)	(38,189)
Proceeds from exercise of stock options	1	997
Excess tax benefits from stock based compensation	—	91
Proceeds from long-term debt	—	120,000
Public offering costs	(1,072)	—
Proceeds from initial public offering, net of commissions	142,290	—
Debt issuance and amendment costs	(55)	(4,038)

Net cash provided by financing activities	36,134	78,861

Net increase (decrease) in cash and cash equivalents	42,018	(2,546)
Effect of exchange rate changes on cash	173	(301)

Cash and cash equivalents:
Beginning of the period	3,671	45,595

End of the period	$45,862	$42,748

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,704	$5,643
Cash paid for taxes	$195	$806
Cash paid for pre-payment penalty on long-term debt	$450	$—

Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$2,494	$25,413
Asset acquired and obligation incurred under capital lease (see Notes 3 and 5)	$22,119	$27,500

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

1. Organization

Description of Business

Switch & Data Facilities Company, Inc. (the “Company”) is a premier provider of network-neutral data centers that house, power and interconnect the Internet. Leading content companies, enterprises, and communications service providers rely on the Company to connect to customers and exchange Internet traffic.

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

FAS 157’s valuation hierarchy prioritizes the valuation inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends FAS 157 to exclude Statement of Financial Accounting Standards No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of FAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008:

	Fair Value Measurements at September 30, 2008 Using
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$42,748	$42,748	—	—
Derivative liabilities	$1,153	—	$1,153	—

The following is a description of the Company’s valuation methodology for assets and liabilities measured at fair value.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Cash and Cash Equivalents, accounts receivable net of the allowance for doubtful accounts, other current assets, accounts payable, accrued expenses, and other current liabilities. Cash equivalents are carried at fair value based on quoted market prices in active markets. All other financial instruments are not carried at fair value, but are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, (“FAS 159”), which is effective for fiscal years beginning after November 15, 2007. FAS 159 provides the option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. The Company has elected to not apply FAS 159 to any of its assets or liabilities.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions for stock-based compensation required by Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“FAS 123R”). The Company is required to utilize the prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of FAS 123R, stock-based compensation expense is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. As of September 30, 2008, there was $16,443 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans accounted for under FAS 123R. These costs are to be recognized ratably over a four year period. The Company recorded $1,568 and $4,706 of compensation expense for the three months and nine months ended September 30, 2008, respectively.

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

For options granted during the nine months ended September 30, 2008, the fair value of each option grant was calculated using the Black-Scholes option-pricing model with the following assumptions:

	For the nine months ended September 30, 2008
	Options to non-employee directors vesting immediately	Options vesting 25% annually for four years
Expected term of the options	5.00 years	6.25 years
Risk-free interest rate	2.88%	3.15% to 3.42
Expected stock price volatility	61.08%	76.36 to 82.81%
Expected dividend yield	None	None

As a public company without sufficient option exercise history, the Company estimates the expected term of options granted by taking the weighted average of the vesting period and the contractual term of the option, as illustrated in Staff Accounting Bulletin No. 107 Share-Based Payment (“SAB 107”) and Staff Accounting Bulletin No. 110, Year-End Help For Expensing Employee Stock Options. The Company uses the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on its equity awards. As a public company without sufficient historical common stock prices for a period equal to the expected option term, the Company estimates the future stock price volatility of its common stock by supplementing its historical volatility with the historical volatility of a similar company. The Company believes such an approach best represents its future volatility in accordance with SAB 107. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore, assumed an expected dividend yield of zero in its option-pricing model.

The weighted average fair value of stock options per share on the date of grant was $8.00 for stock options granted in 2008.

Goodwill, Intangible Assets, and Other Long-Term Assets

Goodwill represents the purchase price, including acquisition related costs, in excess of the fair values of identifiable tangible and intangible assets and liabilities acquired in business combinations accounted for as purchases. The Company accounts for its goodwill and other intangible assets under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under FAS 142 goodwill is not amortized, but it is tested for impairment at least annually. Each year, during the third quarter, the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company tests for

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

impairment of goodwill by estimating the fair values of the data centers using the present value of future cash flows. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the data center in the first step less the fair values of all other net tangible and intangible assets of the data center. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill. Goodwill of a data center is also tested for impairment, between annual tests, if an event occurs or circumstances change that would more likely than not reduce the fair value of a data center below its carrying value. The Company completed its review of goodwill reported for each data center as of September 30, 2008, and no impairment was recorded.

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

Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2008	2007	2008
Net income (loss)	$1,402	$(32)	$(3,267)	$1,447
Currency translation adjustments	481	(650)	1,115	(1,279)

Other comprehensive income (loss)	$1,883	$(682)	$(2,152)	$168

The Company’s foreign operations use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date.

Leases

The Company leases space for its data centers. Such leases are recorded as capital or operating leases in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases (“FAS 13”) and related literature.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). The new standard amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and enhances disclosure about how and why a company uses derivatives; how derivative instruments are accounted for under FAS 133 (and the interpretations of that standard); and how derivatives affect a company’s financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application of the standard is encouraged, as well as comparative disclosures for earlier periods at initial adoption. The Company does not believe adoption of this standard will have a material effect on its financial statements.

3. Property and Equipment, Net

In February 2008, the Company recorded a capital lease asset of $27,500 for a data center in North Bergen, New Jersey. Depreciation of this asset totaled $275 and $733 for the three and nine months ended September 30, 2008, respectively.

The Company has capitalized costs of $128,204 during the nine months ended September 30, 2008, primarily associated with building new data center capacities.

4. Other Long-Term Assets, Net

Included in other long-term assets, net, on the Consolidated Balance Sheets are debt issuance costs, net, of $883 and $3,756 as of December 31, 2007 and September 30, 2008, respectively. On March 27, 2008, the Company executed the Fourth Amended and Restated Credit Agreement (see Note 5), and wrote-off previously capitalized debt issuance costs of $599 and capitalized new debt issuance costs of $3,943.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

5. Financing Obligations

Long-Term Debt

The Company’s long-term debt consisted of the following:

	December 31, 2007	September 30, 2008
Senior notes, interest (at the option of the Company at inception of each loan) at the base rate (Prime), plus a margin of 3.50% or the Eurodollar rate (LIBOR), plus a margin of 4.50%. The total cost of outstanding debt was 7.31% at September 30, 2008.	$—	$120,000

Senior notes, interest (at the option of the Company at inception of each loan) at the base rate (Prime), plus the applicable margin (2.00% for Term Loan B) or the Eurodollar rate (LIBOR), plus the applicable margin (3.00% for Term Loan B). The total cost of outstanding debt was 8.25% at December 31, 2007.	38,189	—

Total debt	38,189	120,000
Less: Current portion of long-term debt	(3,750)	—

Long-term debt	$34,439	$120,000

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

Substantially all of the assets of the Company are pledged as collateral under the 2008 Credit Facility. Interest is paid at a rate equal to (a) 2.5% to 3.5% above the base rate (which is equal to the greater of the administrative agent’s prime rate and 0.5% above the federal funds rate) or (b) 3.5% to 4.5% above the LIBOR rate, where the applicable margin changes based on the Company’s consolidated total leverage ratio. The current rate of interest is 3.5% above the base rate or 4.5% above the LIBOR rate. The Company also pays an unused commitment fee equal to 0.50% per annum on the average daily unused portion of the Revolver and 0.75% per annum on the average daily unused portion of the Delayed Draw Term Loan.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The 2008 Credit Facility requires compliance with various financial covenants, including a consolidated leverage ratio, a consolidated interest coverage ratio, and a consolidated fixed charge coverage ratio. The 2008 Credit Facility also requires compliance with certain operating covenants, which limits, among other things, the Company incurring additional indebtedness and its ability to make dividend payments. The breach of any of these covenants could result in a default and could trigger acceleration of repayment. The Company was in compliance with all covenants as of September 30, 2008.

Accrued interest included in accounts payable and accrued expenses related to long-term debt in the Consolidated Balance Sheets is $241 and $2,169 at December 31, 2007 and September 30, 2008, respectively.

Repayments of principal under the 2008 Credit Facility are due in scheduled quarterly installments, beginning March 31, 2010, based on the schedule in the 2008 Credit Facility, with all remaining amounts due and payable on March 27, 2014. All outstanding amounts under the Revolver will be due and payable on September 27, 2013. As of September 30, 2008, scheduled maturities of the debt for the next five years and thereafter are as follows:

Year	Amount
Remainder of 2008	$—
2009	—
2010	12,000
2011	24,000
2012	24,000
2013	48,000
Thereafter	12,000

Total	$120,000

Capital Lease Obligations

In August 2007, the Company recorded a capital lease for a data center in Sunnyvale, California. Monthly payments under the capital lease commenced in August 2007 and will be made through July 2032 at an effective interest rate of 8.36% per annum. In February 2008, the Company recorded a capital lease for a data center in North Bergen, New Jersey. Monthly payments under the capital lease commenced in August 2008 and will be made through July 2033 at an effective interest rate of 9.85% per annum. As of September 30, 2008, total capital lease obligations were $51,101. Remaining payments over the lease terms are $137,808.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

As of September 30, 2008, future minimum capital lease payments for the next five years and thereafter are as follows:

Year	Amount
Remainder of 2008	$1,114
2009	4,476
2010	4,527
2011	4,579
2012	4,633
2013	4,825
Thereafter	113,654

Total future minimum capital lease payments	137,808
Less: Interest component of capital lease payments	86,707

Present value of minimum capital lease payments	51,101
Less: Current portion of capital lease obligations	—

Long-term capital lease obligations	$51,101

Interest Rate Derivatives

In November 2005, the Company entered into an interest rate swap agreement with a notional value of $70,000. There was no up-front cost for this agreement. The agreement states that the Company pays 4.76% from February 2006 through February 2009. The counterparty either pays to the Company or receives from the Company the difference between actual LIBOR rate and the contracted rate of 4.76%.

In August 2008, the Company entered into an interest rate swap agreement with a notional value of $75,000. There was no up-front cost for this agreement. The agreement states that the Company pays 4.07% from February 2009 through February 2012. The counterparty either pays to the Company or receives from the Company the difference between actual LIBOR rate and the contracted rate of 4.07%.

As of September 30, 2008, the Company’s interest rate swaps have a total notional value of $145,000. As of December 31, 2007 and September 30, 2008, the Company recorded a derivative liability of $624 and $1,153 respectively. The changes in fair value of $(683) and $(618) are recorded as increases in interest expense in the Consolidated Statements of Operations for the three months and nine months ended September 30, 2007, respectively. The changes in fair value of $(195) and $(603) are recorded as increases in interest expense in the Consolidated Statements of Operations for the three months and nine months ended September 30, 2008, respectively. Interest rate swaps are accounted for under FAS 157 and are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the counterparty’s creditworthiness.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

6. Income (Loss) Per Share

The following table sets forth the detail for the computation of basic and diluted income (loss) per share attributable to common stockholders.

The weighted average share calculation for the nine months ended September 30, 2007, includes the predecessor shares outstanding through February 13, 2007, and the successor shares issued in connection with the initial public offering outstanding from February 13, 2007.

The income (loss) attributable to common stockholders for the nine months ended September 30, 2007, includes $1,734 of accretion on preferred stock for the period from January 1, 2007 to February 13, 2007, the date of reorganization, and a $225,788 deemed dividend which represents the difference in carrying value of the Predecessor’s preferred stock that was converted into the Successor’s common stock and the fair market value of such common stock.

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2008	2007	2008
Numerator:
Income (loss) from continuing operations	$1,318	$(32)	$(3,656)	$1,447
Less preferred stock accretions and dividends	—	—	(227,522)	—

Income (loss) from continuing operations attributable to common stockholders	1,318	(32)	(231,178)	1,447
Income (loss) from discontinued operations	84	—	389	—

Net Income (loss) attributable to common stockholders	$1,402	$(32)	$(230,789)	$1,447

Denominator:
Weighted average shares outstanding—basic	33,893	34,522	44,112	34,417
Weighted average shares outstanding—diluted	34,787	34,522	44,112	34,417

Net income (loss) per share basic:
Continuing operations attributable to common stockholders	$0.04	$(0.00)	$(5.24)	$0.04
Discontinued operations	0.00	—	0.01	—

Net income (loss) attributable to common stockholders	$0.04	$(0.00)	$(5.23)	$0.04

Net income (loss) per share diluted:
Continuing operations attributable to common stockholders	$0.04	$(0.00)	$(5.24)	$0.04
Discontinued operations	0.00	—	0.01	—

Net income (loss) attributable to common stockholders	$0.04	$(0.00)	$(5.23)	$0.04

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The following table sets forth the potential common shares not included in the diluted net income (loss) per share calculation because these shares are anti-dilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2008	2007	2008
Common stock options	1,219	1,999	2,464	1,873

7. Income Taxes

For the nine months ended September 30, 2008, the Company recorded income tax expense of $1,325 on income from continuing operations before income taxes of $2,772. Comparatively, for the year ended December 31, 2007, the Company recorded income tax expense of $263 on a loss from continuing operations before income taxes of $920. As of December 31, 2007, the Company had Federal net operating loss (“NOL”) carryforwards of approximately $61,682 and an alternative minimum tax credit of approximately $55 available to reduce future federal income taxes. During 2008 the Company expects that (i) Canadian and several local jurisdiction NOL carryforwards will be fully utilized; (ii) various state taxes will now apply to the Company; and (iii) it will be subject to the federal alternative minimum tax, thus increasing 2008 tax expense. At the end of each interim reporting period, the Company estimates the effective income tax rate expected to be applicable for the full year as required by Audit Principals Board Opinion No. 28, Interim Financial Reporting. The effective income tax rate is used to provide for income taxes on a year-to-date basis.

The Company maintains a full valuation allowance on deferred tax assets arising primarily from NOL carryforwards and other tax attributes because the future realization of such benefits is uncertain. As a result, to the extent that those benefits are realized in future periods, they will favorably affect tax expense and net income.

As of December 31, 2007 and September 30, 2008, the Company has approximately $145 of total unrecognized tax benefits related to uncertain tax benefits. The Company estimates that unrecognized tax benefits as of September 30, 2008 will be resolved with the settlement of audits within the next 12 months. The final outcome of these uncertain tax positions, however, is not yet determinable.

8. Stock Based Compensation

During the nine months ended September 30, 2008, the Company granted 868 common stock options with a weighted average exercise price of $11.11 per share to employees and non-employee directors. Of the grants, 833 of the common stock options vest at a rate of 25% on the first anniversary of the grant date and 25% annually until the common stock options are fully vested. Non-employee directors received a total of 35 common stock options that vested immediately. These vesting periods were established by the Board of Directors at the date of grant.

Common stock options expire ten years after the date of grant or when an individual ceases to be an employee of the Company. Compensation expense for these common stock options will be recognized over the vesting period.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

A summary of the common stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2007	2,162	$11.76
Options granted	868	$11.11
Options exercised	(251)	$3.98
Options forfeited or cancelled	(141)	$13.50

Outstanding as of September 30, 2008	2,638	$12.19

A summary of the nonvested stock option activity is presented below:

	Nonvested Common Stock Options	Weighted Average Grant Date Fair Value Per Option
Nonvested at December 31, 2007	1,322	$12.33
Options granted	868	$8.00
Vested	(365)	$12.56
Forfeited	(129)	$10.28

Nonvested at September 30, 2008	1,696	$11.30

The following table summarizes information about common stock options outstanding as of September 30, 2008:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life
$0.01	111	4.89
$3.87	485	5.57
$11.09	774	9.41
$14.20	20	9.85
$17.00	1,100	8.33
$17.63	26	8.64
$18.50	122	8.97

Total options outstanding	2,638	8.04

Total options exercisable	942	8.04

The aggregate intrinsic value of options outstanding as of September 30, 2008 was $6,594. The aggregate intrinsic value of options exercisable as of September 30, 2008 was $5,589.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

9. Discontinued Operations and Other Dispositions

The lease for a data center in Chicago expired on February 28, 2007 and was not renewed. The lease for a data center in Kansas City expired on September 30, 2007 and was not renewed. Both data centers meet the criteria for classification as discontinued operations pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. As such, the income associated with these data centers are reflected as discontinued operations in the Company’s results of operations as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2008	2007	2008
Income from operations of discontinued data centers	$84	$—	$389	$—

The data centers have no carrying value on the Consolidated Balance Sheet as of September 30, 2008. There was no gain or loss related to the disposal of these discontinued data centers. No continuing cash flows related to these data centers are anticipated.

10. Commitments and Contingencies

Operating Lease Payments

The Company and its subsidiaries are engaged in the operation of data centers, most of which are held under non-cancelable operating leases expiring at various dates through 2025. Certain of these non-cancelable operating leases provide for renewal options.

As of September 30, 2008, minimum future lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows:

Year	Amount
Remainder of 2008	$6,282
2009	26,943
2010	26,136
2011	24,446
2012	24,088
2013	24,644
Thereafter	176,366

Total minimum future operating lease payments	$308,905

On September 15, 2008, Switch and Data GA Four LLC, a wholly owned subsidiary of the Company, entered into a lease agreement for a 79,200 square foot data center in Atlanta, Georgia. The lease commences on December 1, 2008, for a term of fifteen years, which the Company may renew, at its discretion, for an additional ten or fifteen years.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Legal Proceedings

On May 31, 2006, the Company and Switch & Data Facilities Company, LLC, a subsidiary of the Company, were served with a lawsuit alleging damages from a purported failure by the Company or its subsidiary to execute a lease in October 2000 for a building in Milwaukee, Wisconsin. Plaintiffs are claiming the rent and associated lease charges due for the entire ten year term of the lease is $3,666. Plaintiffs are also claiming a $750 loss on the sale of the building and $200 for attorney’s fees. Management believes there is a range of likely outcomes and has accrued $150, an amount at the low end of the range in accordance with Financial Accounting Standards No. 5, Accounting for Contingencies. In the event of a settlement or trial, the ultimate expense to the Company may be materially different than the amount accrued.

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

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The Company’s geographic revenues are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2008	2007	2008
Revenues
United States	$33,172	$41,172	$93,767	$116,970
Canada	2,260	2,907	6,266	8,780

Total	$35,432	$44,079	$100,033	$125,750

The Company’s long-lived assets are located in the following geographic regions:

	December 31, 2007	September 30, 2008
Long-Lived Assets
United States	$163,092	$291,506
Canada	13,506	23,811

Total	$176,598	$315,317

The Company had no customers that represented more than 10% of total revenues for the three and nine month periods ended September 30, 2007 and September 30, 2008.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect”, or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new data centers, growth, the capabilities and capacities of business operations, any financial or other guidance, and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance, or achievements to be different from any future results, performance, or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth in our industry, our customers’ industries, and the general economy;

•	variability of operating results;

•	seasonality;

•	the availability and cost of sufficient electrical power and cooling capacity;

•	the non-renewal of any of our data center leases;

•	our ability to complete capital expenditure projects on time and within budget;

•	the variability of customer requirements;

•	other economic, business, and competitive factors affecting our customers, our industry, and business generally; and

•	other factors that we may not have currently identified or quantified.

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

Overview

We are a premier provider of network-neutral data centers that house, power, and interconnect the Internet. Leading content companies, enterprises, and communications service providers rely on Switch and Data to connect to customers and exchange Internet traffic. Our colocation services provide space and power for customers’ networking and computing equipment allowing those customers to avoid the costs of building and maintaining their own data centers. As a network neutral provider, we do not own or operate our own network, and, as a result, our interconnection services enable our customers to exchange network traffic through direct connections with each other or through peering connections with multiple parties. We provide our services in 34 data centers, which is the broadest network neutral footprint in North America. Our footprint includes our data center in Palo Alto, one of the first commercial Internet exchanges in the world. Our high network densities, as demonstrated by approximately 20,900 cross connects between our customers, create a network effect, which provides an incentive for our existing customers to remain within our data centers and is a differentiating factor in attracting new customers. This network effect combined with our broad geographic footprint contributes to the growth of our customer base and revenue, which we believe will also increase our operating cash flow due to the fixed nature of certain of our operating costs.

Data centers

We do not own the buildings in which our data centers are located. We lease our data centers. We currently lease approximately 970,000 gross square feet of space for our data centers.

We continue to consider opportunities to augment our broad footprint, especially in our top markets. Our disciplined approach to data center expansion includes careful consideration of many factors including, but not limited to customer demand, carrier density, site location, product offerings, power capacity, and required capital investment. Throughout 2007 and 2008, we executed on our strategy to expand our footprint in existing markets. New expansion space is built to our standards to support the high density power and cooling requirements for our customers’ equipment.

In January 2008, we executed an amended lease agreement for one of our Virginia data centers that extended the existing lease term to 2024 for 22,000 square feet. As part of the agreement, we leased an additional 21,000 square feet.

In April 2008, we executed an amended lease agreement for one of our New York Metro area data centers that extended the existing lease term to 2023 for 18,000 square feet.

In June 2008, we executed an amended lease agreement for one of our Seattle, Washington data centers. The agreement added 9,000 square feet through 2023, with renewal options through 2033.

In September 2008, we executed a lease agreement for a 79,200 square foot data center in Atlanta, Georgia. The lease term is through 2023, with a renewal option of up to fifteen additional years.

In October 2008, we opened phase 1 of our 163,000 square foot data center in North Bergen, New Jersey.

Debt Financing

In March 2008, to fund our expansion efforts, we entered into a Fourth Amended and Restated Credit Agreement (the “2008 Credit Facility”). This provides us with up to $157.5 million in committed debt financing to fund our expected capital expenditures. New data centers in the New York Metro and San Francisco Bay areas and expansion of data centers in Toronto and Dallas will account for a majority of the capital expenditures. As of September 30, 2008 the balance outstanding under the 2008 Credit Facility was $120 million.

Metrics

Customer demand continues to outpace our supply in many of our markets. We benefit from increasing volumes of IP and Internet Traffic. This increase is based on fundamental changes in the way consumers and businesses rely on the Internet for entertainment, information, communication and commerce. We review several metrics to evaluate our financial results and overall performance of our business. The following tables present a summary of these metrics for the periods indicated:

	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
Number of cross connects	19,124	19,577	19,797	20,419	20,879
Cabinet equivalents billed (1)	6,636	6,883	7,034	7,117	7,347
Utilization rate (2)	70.0%	70.6%	70.3%	65.0%	62.9%

	For the three months ended
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
Percentage of incremental sales to existing customers	87%	81%	89%	75%	75%
Churn as a percentage of recurring revenue	0.9%	1.2%	1.1%	1.5%	1.1%
New Sales ($ in Thousands):
Recurring revenue (3)	$779	$878	$1,333	$1,487	$1,488
Non-recurring revenue (4)	1,439	1,741	1,830	2,418	2,180

New Sales	$2,218	$2,619	$3,163	$3,905	$3,668

(1)	Cabinet equivalents billed is the sum of the total cage square footage billed divided by 20 plus actual cabinets billed in each data center.
(2)	The utilization rate is calculated as a percentage, the numerator being the total space licensed to our customers and the denominator being the total licensable space taking into account existing power and cooling constraints.
(3)	Recurring revenue represents service agreements entered into by new and existing customers during the given quarter. Revenue from these agreements will recur monthly over the term of the agreement.
(4)	Non-recurring revenue represents the one-time installation fees associated with new service agreements. These one-time fees are billed to customers upon completion of the installation service and such revenue is recognized on a straight-line basis over the term of the agreement.

Key Components of our Results of Operations

Revenues

Our revenues consist of recurring and non-recurring revenues. We generate recurring revenue from our network neutral interconnection and colocation services. We generate non-recurring revenue from our TechSmart technical support services and installation services. Our ability to sell our colocation space within each data center is limited by the space required by our existing power and cooling infrastructure, as well as the customer requirements for power and cooling. Power and cooling requirements continue to grow on a per unit basis. We carefully monitor the power and cooling usage in each of our data centers and plan to invest in our power and cooling infrastructure to maximize the amount of utilizable space in our data centers.

Colocation

Space. We provide colocation space for a recurring monthly fee for a cabinet or rack, or on a per square foot basis for cage space. Customers that license cage space typically use between 50 and 500 square feet in a given data center. Customers sign a service order, governed by the terms and conditions of a master services agreement, typically for one to three years.

Power. We provide conditioned power either on a term basis for one to three years or on a month-to-month basis, for a recurring monthly fee under both arrangements. We provide both alternating current and direct current power circuits. Customers are charged for power on a per amp basis, typically in 20 to 30 amp increments.

Interconnection Services

Our interconnection services include our cross connect and Internet exchange services. Our cross connect services enable our customers to connect directly to a telecommunications carrier, Internet service provider, or other customers in our data centers. These services are typically provided for a recurring monthly fee per connection. Our Internet exchange services enable our customers to connect directly to our Internet exchange, which provides for public or private peering with other customers. Our customers license ports to connect to our Internet exchange for a recurring monthly fee per port, based on port capacity. Customers typically sign one year agreements for our Internet exchange services and month-to-month agreements for our cross connect services. We also generate recurring revenues from reselling Internet access, which we do to accommodate certain customers. We contract with certain Internet service providers and then resell their Internet access service to customers typically in one megabit per second to 100 megabits per second increments. Customers typically sign a one-year contract for this service and pay us a recurring monthly fee per megabits per second.

Non-Recurring

We generate non-recurring revenue from the following services:

Installation Services. We receive one-time installation fees related to our interconnection and colocation services. The complexity of the installation determines the fees charged to the customer. We typically receive a one-time fee per circuit or port for installation of interconnection services. We typically receive a one-time fee per cabinet or rack or per linear foot of cage space for installation of colocation services. We typically receive a one-time fee per amp for the installation of power, depending on the circuit size and amount of voltage provided.

TechSmart Technical Support Services. We provide technical support services to assist customers with installation, circuit testing, power cycling, equipment rebooting and other related services. Customers pay for these services on an hourly basis or under contractual arrangements for technical support hours per month. We recognize revenue once the services have been provided.

The following table presents our revenues and percentage of revenues for the periods presented:

($ in Thousands)	For the three months ended September 30,				For the nine months ended September 30,
	2007		2008		2007		2008
Revenues
Colocation	$22,021	62%	$27,940	63%	$61,162	61%	$79,481	63%
Interconnection	11,483	32%	13,659	31%	33,552	34%	39,275	31%

Recurring Total	$33,504	94%	$41,599	94%	$94,714	95%	$118,756	94%
Non-recurring	1,928	6%	2,480	6%	5,319	5%	6,994	6%

Total	$35,432	100%	$44,079	100%	$100,033	100%	$125,750	100%

Cost of Revenues, exclusive of Depreciation and Amortization

Cost of Revenues. Cost of revenues is comprised primarily of lease, utilities, maintenance and repair, personnel related expenses, telecommunications services, security, and property taxes. The components of our cost of revenues are mostly fixed in nature and do not vary significantly from period to period. However, certain components of our cost of revenues are variable in nature and are directly related to the growth of our revenues. We expect our utilities expenses to increase in the future on a per unit basis due to an increase in rates from our utility providers and increased power usage by our customers. Further, we experience seasonality in our utilities expenses based on temperatures and seasonal rate adjustments, which causes the amount of these expenses to fluctuate during the year. As a result of our expansions, we typically incur lease, utilities, and personnel related expenses prior to being able to accept customers for, and generate revenue from new data centers. As we continue to expand our data centers primarily in our top 10 markets, we expect cost of revenues to increase.

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

General and Administrative. General and administrative expenses include personnel related costs as well as travel, rent, insurance, legal, accounting, and consulting expenses. Personnel related expenses include wages, benefits and bonuses for our executive management as well as for our accounting, legal, data center design and construction, information technology, and human resources employees. We expect our general and administrative expenses to increase in absolute dollars as we incur additional costs to support the growth of the Company, including higher personnel, legal, insurance, and financial reporting expenses.

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

Other Expense, net

Other Expense, net. Other expenses primarily include non-income based taxes, tax-related interest, and tax-related penalties.

Results of Operations: Three Months Ended September 30, 2007 compared to the Three Months Ended September 30, 2008

The following is a more detailed discussion of our financial condition and results of operations for the periods presented. The quarter-to-quarter comparison of financial results is not necessarily indicative of future results.

Revenues

($ in Thousands)	For the three months ended September 30,		% Change	$ Change
	2007	2008
Revenues	$35,432	$44,079	24%	$8,647

Revenues increased by $8.7 million, or 24%, to $44.1 million for the three months ended September 30, 2008 compared to $35.4 million for the three months ended September 30, 2007. Recurring revenue increased by $8.1 million, from the sale of our services to new and existing customers. The recurring revenue increase consisted of colocation and interconnection revenue of $5.9 million and $2.2 million, respectively. Cabinet equivalents billed were 7,347 at September 30, 2008, which is a 11% increase over the September 30, 2007 cabinet equivalents billed of 6,636. Average monthly revenue per cabinet was $2,026 per month at September 30, 2008 as compared to $1,816 at September 30, 2007, which is a 12% increase. The number of cross connects was 20,879 at September 30, 2008, which is a 9% increase over September 30, 2007 cross connects of 19,124. Existing customers comprised 75% of sales during the three months ended September 30, 2008. Non-recurring revenue increased by $0.6 million from installation services and technical support revenues.

Cost of Revenues, Exclusive of Depreciation and Amortization

($ in Thousands)	For the three months ended September 30,		% Change	$ Change
	2007	2008
Cost of revenues, exclusive of depreciation and amortization	$18,709	$23,742	27%	$5,033
As a percent of revenue	53%	54%

Cost of revenues, exclusive of depreciation and amortization, increased by $5.0 million, or 27%, to $23.7 million for the three months ended September 30, 2008 compared to $18.7 million for the three months ended September 30, 2007. The increase was primarily due to a utilities, rent, and personnel expense increases. Utilities increased $2.0 million due to rate increases and additional usage by our customers, largely in our New York Metro area data centers. Rent expense increased $1.1 million, primarily due to expansions in our Dallas, Toronto, and North Virginia area markets. Personnel expenses increased $0.6 million from additional headcount to support customer growth. Personnel expenses also included non-cash stock compensation expense of $0.5 million and $0.4 million for the three months ended September 30, 2008 and 2007, respectively. Repairs and maintenance, carrier related services, and property taxes, each increased by approximately $0.3 million. Our cost of revenues for the three months ended September 30, 2008 included $1.0 million of incremental operating costs not incurred in the prior year associated with new data centers in our New York Metro and San Francisco Bay areas. We anticipate our cost of revenues will increase in absolute dollars as we continue our expansion.

Sales and Marketing

($ in Thousands)	For the three months ended September 30,		% Change	$ Change
	2007	2008
Sales and marketing	$3,841	$4,613	20%	$772
As a percent of revenue	11%	10%

Sales and marketing expenses increased by $0.8 million or 20%, to $4.6 million for the three months ended September 30, 2008 compared to $3.8 million for the three months ended September 30, 2007. Personnel related expenses increased by $0.7 million, primarily for sales commissions and wages due to additional headcount. Such expense also included non-cash stock compensation expense of $0.5 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively. We expect sales and marketing expenses to increase in absolute dollars, as we invest in sales distribution and marketing.

General and Administrative

	For the three months ended September 30,		% Change	$ Change
($ in Thousands)	2007	2008
General and administrative	$3,715	$4,434	19%	$719
As a percent of revenue	10%	10%

General and administrative expenses increased by $0.7 million, or 19%, to $4.4 million for the three months ended September 30, 2008 compared to $3.7 million for the three months ended September 30, 2007. The increase was primarily due to increases in personnel related expenses and professional fees. General and administrative expenses also included non-cash stock compensation expense of $0.5 million and $0.4 million for the three months ended September 30, 2008 and 2007, respectively. We expect general and administrative expenses to increase as we continue to grow our business.

Depreciation and Amortization

($ in Thousands)	For the three months ended September 30,		% Change	$ Change
	2007	2008
Depreciation and amortization	$6,412	$7,510	17%	$1,098
As a percent of revenue	18%	17%

Depreciation and amortization expenses increased by $1.1 million, or 17%, to $7.5 million for the three months ended September 30, 2008 compared to $6.4 million for the three months ended September 30, 2007. The increase was primarily related to the expansion of our data centers in the New York Metro and San Francisco Bay areas.

Operating Income

($ in Thousands)	For the three months ended September 30,		% Change	$ Change
	2007	2008
Operating income	$2,755	$3,780	37%	$1,025
As a percent of revenue	8%	9%

Operating income increased by $1.0 million or 37% to $3.8 million for the three months ended September 30, 2008 from $2.8 million for the three months ended September 30, 2007. The increase is primarily related to the increase in revenue of $8.7 million from sales to new and existing customers. The increase in revenues was offset by increased expenses of $7.6 million, including $5.0 million, $1.1 million, $0.8 million, and $0.7 million for cost of revenues, depreciation and amortization, sales and marketing, and general and administrative, respectively.

Interest Income and Interest Expense

($ in Thousands)	For the three months ended September 30,		% Change	$ Change
	2007	2008
Interest income	$534	$442	(17)%	$(92)
Interest expense	$(1,702)	$(3,713)	118%	$(2,011)

Interest income decreased by $0.1 million or 17% to $0.4 million for the three months ended September 30, 2008 compared to $0.5 million for the three months ended September 30, 2007. The decrease was attributable to a lower return on our cash and cash equivalents, as a result of lower interest rates.

Interest expense increased by $2.0 million, or 118%, to $3.7 million for the three months ended September 30, 2008 compared to $1.7 million for the three months ended September 30, 2007. The increase is primarily related to interest expense from our capital lease obligations, which increased by $1.2 million for the three months ended September 30, 2008. The increase is also attributable to a higher weighted average outstanding debt balance, which increased from $39.3 million for the three months ended September 30, 2007 to $120.0 million for the three months ended September 30, 2008, primarily as a result of borrowing additional funds under our 2008 Credit Facility.

We convert a portion of our outstanding debt to fixed interest rates through the use of interest rate swaps. These instruments are marked to fair value at the end of each quarter, with gains and losses treated as decreases or increases to interest expense. The change in fair value of the derivative resulted in an increase in interest expense of $0.2 million for the three months ended September 30, 2008. We are currently in a net pay position.

Provision for Income Taxes

($ in Thousands)	For the three months ended September 30,		% Change	$ Change
	2007	2008
Provision for income taxes	$(106)	$(234)	121%	$(128)

Provision for income taxes increased by $0.1 million for the three months ended September 30, 2008. At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. The effective income tax rate is used to provide for income taxes on a year-to-date basis. During 2008 we expect that (i) Canadian and several local jurisdiction net operating loss carryforwards will be fully utilized; (ii) various state income taxes will now apply to us; and (iii) we will be subject to the federal alternative minimum tax, thus increasing 2008 tax expense.

Net Income

($ in Thousands)	For the three months ended September 30,		% Change	$ Change
	2007	2008
Net income	$1,402	$(32)	(102)%	$(1,434)

Net income decreased by $1.4 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The decrease in net income is attributable to the factors previously described.

Results of Operations: Nine months Ended September 30, 2007 compared to the Nine months Ended September 30, 2008

The following is a more detailed discussion of our financial condition and results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Revenues

($ in Thousands)	For the nine months ended September 30,		% Change	$ Change
	2007	2008
Revenues	$100,033	$125,750	26%	$25,717

Revenues increased by $25.7 million, or 26%, to $125.7 million for the nine months ended September 30, 2008 compared to $100.0 million for the nine months ended September 30, 2007. Recurring revenues increased by $24.0 million from the sale of our services to new and existing customers. The recurring revenue increase consisted of colocation and interconnection revenue of $18.3 million and $5.7 million, respectively. Cabinet equivalents billed were 7,347 at September 30, 2008, which is an 11% increase over the September 30, 2007 cabinet equivalents billed of 6,636. Average monthly revenue per cabinet was $1,967 for the nine months ended September 30, 2008 as compared to $1,796 for the nine months ended September 30, 2007, which is a 10% increase. The number of cross connects was 20,879 at September 30, 2008, which is a 9% increase over September 30, 2007 cross connects of 19,124. Existing customers comprised 79% of sales during the nine months ended September 30, 2008. Non-recurring revenue increased by $1.7 million from installation services and technical support revenues.

Cost of Revenues, Exclusive of Depreciation and Amortization

($ in Thousands)	For the nine months ended September 30,		% Change	$ Change
	2007	2008
Cost of revenues, exclusive of depreciation and amortization	$52,506	$65,741	25%	$13,235
As a percent of revenue	52%	52%

Cost of revenues, exclusive of depreciation and amortization, increased by $13.2 million, or 25%, to $65.7 million for the nine months ended September 30, 2008 compared to $52.5 million for the nine months ended September 30, 2007. The increase was primarily due to utilities, rent, and personel expense increases. Utilities expense increased $4.2 million due to rate increases and additional usage by our customers, largely in our New York Metro area data centers. Rent expense increased $3.6 million, primarily due to expansions in our Dallas, Toronto and North Virginia area markets. Personnel expenses increased $2.1 million related to additional headcount to support customer growth. Personnel expense also included non-cash stock compensation expense of $1.4 million and $0.9 million for the nine months ended September 30, 2008 and 2007, respectively. Repairs and maintenance increased by $1.0 million. Our cost of revenues for the three months ended September 30, 2008 included $2.1 million of incremental operating costs not incurred in the prior year associated with new data centers in our New York Metro and San Francisco Bay areas. We anticipate our cost of revenues will increase in absolute dollars.

Sales and Marketing

($ in Thousands)	For the nine months ended September 30,		% Change	$ Change
	2007	2008
Sales and marketing	$11,703	$14,677	25%	$2,974
As a percent of revenue	12%	12%

Sales and marketing expenses increased by $3.0 million, or 25%, to $14.7 million for the nine months ended September 30, 2008 compared to $11.7 million for the nine months ended September 30, 2007. The increase was due to a $2.4 million increase in personnel related expenses primarily for sales commissions and wages due to additional headcount. Such expense also included non-cash stock compensation expense of $1.6 million and $0.7 million for the nine months ended September 30, 2008 and 2007, respectively. General marketing expenses increased by $0.5 million due to increased public relations expenses. We expect sales and marketing expenses to increase in absolute dollars, as we invest in sales distribution and marketing.

General and Administrative

($ in Thousands)	For the nine months ended September 30,		% Change	$ Change
	2007	2008
General and administrative	$11,397	$13,096	15%	$1,699
As a percent of revenue	11%	10%

General and administrative expenses increased by $1.7 million, or 15%, to $13.1 million for the nine months ended September 30, 2008 compared to $11.4 million for the nine months ended September 30, 2007. The increase was primarily due to an increase in personnel related expenses of $1.0 million. General and administrative expenses included non-cash stock compensation expense of $1.7 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively. We expect general and administrative expenses to increase as we continue to grow our business.

Depreciation and Amortization

($ in Thousands)	For the nine months ended September 30,		% Change	$ Change
	2007	2008
Depreciation and amortization	$18,624	$20,762	11%	$2,138
As a percent of revenue	19%	17%

Depreciation and amortization expenses increased by $2.1 million, or 11%, to $20.7 million for the nine months ended September 30, 2008 compared to $18.6 million for the nine months ended September 30, 2007. The increase was primarily related to the expansion of our data centers in the New York Metro and San Francisco Bay areas.

Operating Income

($ in Thousands)	For the nine months ended September 30,		% Change	$ Change
	2007	2008
Operating income (loss)	$3,203	$11,474	258%	$8,271
As a percent of revenue	3%	9%

Operating income improved by $8.3 million to $11.5 million for the nine months ended September 30, 2008 from $3.2 million for the nine months ended September 30, 2007. The increase is primarily related to the increase in revenue of $25.7 million from sales to new and existing customers. The increase in operating income was offset by increased expenses of $20.0 million, including $13.2 million, $3.0 million, $2.1 million, and $1.7 million for cost of revenues, sales and marketing, depreciation and amortization, and general and administrative, respectively.

Interest Income, Interest Expense, and Loss from Debt Extinguishment

($ in Thousands)	For the nine months ended September 30,		% Change	$ Change
	2007	2008
Interest income	$1,229	$1,513	23%	$284
Interest expense	$(4,885)	$(8,866)	81%	$(3,981)
Loss from debt extinguishment	$(2,809)	$(695)	(75)%	$2,114

Interest income increased by $0.3 million or 23% to $1.5 million for the nine months ended September 30, 2008 compared to $1.2 million for the nine months ended September 30, 2007. The increase was attributable to our higher cash and cash equivalents comprised mostly of funds obtained from our 2008 Credit Facility.

Interest expense increased by $4.0 million, or 81%, to $8.9 million for the nine months ended September 30, 2008 compared to $4.9 million for the nine months ended September 30, 2007. The increase is primarily related to interest expense from our capital lease obligations, which increased by $3.2 million for the nine months ended September 30, 2008. The increase was also attributable to a higher weighted average outstanding debt balance, which increased from $60.4 million for the nine months ended September 30, 2007 to $93.0 million for the nine months ended September 30, 2008, as a result of borrowing additional funds under our 2008 Credit Facility.

The increase in interest expense for our debt was increased by a change in the fair value of our interest rate swap. We convert a portion of our outstanding debt to fixed interest rates through the use of this interest rate swap. This instrument is marked to fair value at the end of each quarter, with gains and losses treated as decreases or increases to interest expense. The change in fair value of the derivative resulted in an increase in interest expense of $0.6 million for the nine months ended September 30, 2008. We are currently in a net pay position.

Loss from debt extinguishment was $0.7 million for the nine months ended September 30, 2008 due to the write-off of certain debt issuance costs related to our debt refinancing that occurred in March 2008. Loss from debt extinguishment for the period ended September 30, 2007 was due to the repayment of $104.7 million of our debt with proceeds from our initial public offering.

Provision for Income Taxes

($ in Thousands)	For the nine months ended September 30,		% Change	$ Change
	2007	2008
Provision for income taxes	$(118)	$(1,325)	1,023%	$(1,207)

Provision for income taxes increased by $1.2 million for the nine months ended September 30, 2008. At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. The effective income tax rate is used to provide for income taxes on a year-to-date basis. During 2008 we expect that (i) Canadian and several local jurisdiction net operating loss carryforwards will be fully utilized; (ii) various new state income taxes will apply to us; and (iii) we will be subject to the federal alternative minimum tax, thus increasing our 2008 tax expense.

Net Income (Loss)

($ in Thousands)	For the nine months ended September 30,		% Change	$ Change
	2007	2008
Net income (loss)	$(3,267)	$1,447	N/A	$4,714

Net income was $1.4 million for the nine months ended September 30, 2008 compared to a net loss of $3.3 million for the nine months ended September 30, 2007. The change in net income (loss) is attributable to the factors previously discussed.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

($ in Thousands)	For the nine months ended September 30,
	2007	2008
Net cash provided by operating activities	$26,051	$36,242
Net cash used in investing activities	$(20,167)	$(117,649)
Net cash provided by financing activities	$36,134	$78,861

Sources and Uses of Cash. Historically, principal sources of cash are from our operating activities and the funds available to us from our debt borrowings. On March 27, 2008, we entered into a Fourth Amended and Restated Credit Agreement. Such agreement provided (i) a $120 million term loan (the “Term Loan”), (ii) a $22.5 million delayed draw term loan (the “Delayed Draw Term Loan”), which may be funded at the option of the Company no later than March 27, 2009, and (iii) a $15 million revolving term loan (the “Revolver”) under which the Lenders may make additional term loans upon requests by the Company until September 26, 2013 (collectively, the “2008 Credit Facility”). On March 28, 2008, the effective date of the 2008 Credit Facility, the full $120 million of the Term Loan was funded, of which $38.2 million was used to repay the $38.2 million of term debt remaining outstanding under our previous credit agreement. No fundings have occurred under the Delayed Draw Term Loan or the Revolver. A $1.4 million letter of credit was issued under the Revolver. The remaining Term Loan proceeds and any proceeds of the Delayed Draw Term Loan and the Revolver are required to be used for working capital, general corporate purposes, and for capital expenditures of the Company and its subsidiaries.

Our capital expenditures during the year ended 2007 were $33.9 million. For the nine months ended September 30, 2008, our capital expenditures were $117.6 million. We expect our capital expenditures for the remainder of 2008 to be approximately $47.4 million. Our capital expenditures are significantly greater than 2007 as we continue our expansion efforts. New data centers in the New York Metro and San Francisco Bay areas and expansion of data centers in Toronto and Dallas will account for approximately 75% of the capital expenditures for the year. These investments will increase product availability in our markets which will enable us to increase revenue and potentially reduce our accumulated losses. We typically incur lease, utility, and personnel related expenses prior to being able to accept customers for, and generate revenue from, the additional capacity. However, as a result of the operating leverage inherent in our business model, we believe incremental revenue from these expansions will increase operating cash flow. Once a market achieves positive cash flow from its operations, new revenues typically generate substantial cash flow at higher operating margins. While we expect that our cash flow from operations will continue to increase, we expect our cash flow used in investing activities, primarily as a result of our expansion efforts, to be greater than our cash flows generated from operating activities for at least the next twelve months.

The U.S. economy is currently undergoing a period of economic uncertainty, and the related financial markets are experiencing unprecedented volatility. As a result, some companies have experienced difficulties accessing their cash equivalents, trading investment securities, drawing on revolvers, issuing debt and raising capital generally, which have had a material adverse impact on their liquidity. While we can not provide any definitive assurances, given our current cash position, cash needs, and debt structure, along with the type of short-term investments we have made, we have not experienced any material issues and we continue to believe that notwithstanding these adverse market conditions, our existing cash balance, available borrowings under the 2008 Credit Facility, and cash generated from operating activities will be sufficient to meet our anticipated capital expenditures, debt service and working capital requirements for at least the next twelve months.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2008 was $36.2 million. This was attributable to a net income of $1.4 million and depreciation, amortization, and other non-cash charges of $31.5 million. Also affecting net cash provided by operating expenses was an increase in assets of $3.5 million, and an increase in liabilities of $6.8 million.

Net cash provided by operating activities for the nine months ended September 30, 2007 was $26.1 million. This was attributable to a net loss of $3.3 million and depreciation, amortization and other non-cash charges of $26.2 million, and cash provided by net operating assets and liabilities of $3.1 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2008 was $117.6 million compared to $20.2 million for the nine months ended September 30, 2007. Cash used in investing activities in 2008 was for capital expenditures associated with our expansion efforts. Cash used in investing activities in 2007 was primarily for capital expenditures for the installation of additional power and cooling equipment in our existing data centers.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2008 was $78.8 million compared to net cash provided by financing activities of $36.0 million for the nine months ended September 30, 2007. Cash provided from financing activities in 2008 was primarily from our 2008 Credit Facility. Cash provided from financing activities in 2007 was primarily from our initial public offering, net of payment of debt of $104.7 million.

Debt Obligations

As of September 30, 2008, we have $120 million in principal outstanding under our 2008 Credit Facility. Substantially all of the assets of the Company are pledged as collateral for the 2008 Credit Facility. We have the option to pay interest at a rate equal to (a) 2.5% to 3.5% above the base rate (which is equal to the greater of the administrative agent’s prime rate and 0.5% above the federal funds rate) or (b) 3.5% to 4.5% above the LIBOR rate, where the applicable margin changes based on our consolidated total leverage ratio. The current rate of interest is 3.5% above the base rate or 4.5% above the LIBOR rate. We also pay an unused commitment fee equal to 0.50% per annum on the average daily unused portion of the revolving portion of the 2008 Credit Facility and 0.75% per annum on the average daily unused portion of the delayed draw term loan that is available under the credit facility.

Borrowings under the revolving portion of the 2008 Credit Facility are available until September 26, 2013. Repayments of principal under the 2008 Credit Facility are due in scheduled quarterly installments, beginning March 31, 2010, based on the schedule in the 2008 Credit Facility, with all remaining amounts due and payable on March 27, 2014. All outstanding amounts under the revolving portion of the 2008 Credit Facility will be due and payable on September 27, 2013. The 2008 Credit Facility requires compliance with a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, and a consolidated fixed charge coverage ratio covenant. The 2008 Credit Facility also requires compliance with certain operating covenants, which limit, among other things, our incurring of additional indebtedness and our ability to make dividend payments. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt agreements and could trigger acceleration of repayment. We were in compliance with all covenants as of September 30, 2008.

Capital Lease Obligations

In August 2007, the Company recorded a capital lease obligation for a data center in Sunnyvale, California (the “Sunnyvale Lease”). Monthly payments under the Sunnyvale lease commenced in August 2008 and will be made through July 2032 at an effective interest rate of 8.36% per annum. In February 2008, the Company recorded a capital lease obligation for a data center in North Bergen, New Jersey (the “North Bergen Lease”). Monthly payments under the North Bergen Lease commenced in August 2008 and will be made through July 2033 at an effective interest rate of 9.85% per annum. As of September 30, 2008 total capital lease obligations were $51.1 million. Remaining payments over the lease terms are $137.8 million.

Contractual Obligations

The following table summarizes, as of September 30, 2008, our minimum payments for long-term debt and other obligations for the next five years and thereafter:

(in thousands)	Total	Remainder of 2008	2009 and 2010	2011 and 2012	Thereafter
Operating lease obligations	$308,905	$6,282	$53,079	$48,534	$201,010
Capital lease obligations	137,808	1,114	9,003	9,212	118,479
Long-term debt	120,000	0	12,000	48,000	60,000
Interest expense on long-term debt *	41,041	2,627	20,248	14,689	3,477

Total contractual obligations**	$607,754	$10,023	$94,330	$120,435	$382,966

*	The interest expense forecast is based on 3-month LIBOR rate of 4.05% as of September 30, 2008. Interest expense was calculated by multiplying the outstanding balance by the interest rate for the given time period.
**	The contractual obligations table above does not include income tax liabilities of $0.1 million recorded in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

Off Balance Sheet Arrangements

As of December 31, 2007 and September 30, 2008 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off balance sheet arrangements.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). The new standard amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and

enhances disclosure about how and why a company uses derivatives, how derivative instruments are accounted for under FAS 133 (and the interpretations of that standard) and how derivatives affect a company’s financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application of the standard is encouraged, as well as comparative disclosures for earlier periods at initial adoption. We do not believe adoption of this standard will have a material effect on our financial statements.

Item 3:	Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are required by our credit agreements to manage the interest rate risk on our debt. A portion of the floating interest rate on the outstanding debt of $120 million is swapped to fixed rate through an interest rate swap derivative, thus minimizing interest rate risk.

In November 2005, we entered into an interest rate swap agreement on a notional amount of $70.0 million with a commencement date of February 2006 and maturity date of February 2009. If the three-month LIBOR rate is lower than 4.758%, we will make cash payments at a rate of 4.758%. If the three month LIBOR rate is higher than 4.758%, we will receive cash payments for the difference between the actual three-month LIBOR rate and 4.758%. This swap required no upfront payment. In August 2008, we entered into an interest rate swap agreement on a notional amount of $75.0 million with a commencement date of February 2009 and maturity date of February 2012. If the three-month LIBOR rate is lower than 4.070%, we will make cash payments at a rate of 4.070%. If the three month LIBOR rate is higher than 4.070%, we will receive cash payments for the difference between the actual three-month LIBOR rate and 4.070%. This swap required no upfront payment.

As of September 30, 2008, the three-month LIBOR rate was 4.05%, which is lower than our contracted rates. We will make cash payments at the end of each quarter until the LIBOR rate increases above the contracted LIBOR rates. A 10% increase in the three month LIBOR rate would change our current net pay position, to a net receive position.

Foreign Currency Risk

We have a data center located in Toronto, Canada. We primarily receive payment for services provided at this data center in Canadian dollars and primarily pay the expenses of our Toronto data center in Canadian dollars, which mitigates our exposure to currency exchange rate risk. We have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. dollar relative to the Canadian dollar, would not have a significant effect on our financial position, results of operations, and cash flows. We do not maintain any derivative instruments to mitigate the exposure to translation and transaction risk. Our foreign exchange transaction gains and losses are included in our results of operations and were not material for all periods presented.

Fair Value Risk

We do not have material exposure to market risk with respect to investments as our investments consist primarily of highly liquid cash equivalent securities. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future.

Commodity Price Risk

Operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying electricity prices at some of our data centers. We monitor the cost of electricity at our data centers, where such costs are not fixed. We do not employ forward contracts or other financial instruments to hedge commodity price risk.

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

On May 31, 2006, we and our predecessor, Switch & Data Facilities Company, LLC, were served with a lawsuit alleging damages over our purported failure to execute a lease in October 2000 for a building in Milwaukee, Wisconsin. Plaintiffs are claiming the rent and associated lease charges due for the entire ten year term of the lease of $3.7 million. Plaintiffs are also claiming $0.8 million loss on the sale of the building and $0.2 million for attorney’s fees. Management believes there is a range of likely outcomes and has accrued $0.1 million, an amount at the low end of the range in accordance with Financial Accounting Standards No. 5, Accounting for Contingencies. In the event of a settlement or trial, the ultimate expense to the Company may be materially different than the amount accrued.

A lawsuit filed in New Orleans, Louisiana, on October 26, 2001, Continental Poydras Corporation vs Switch and Data LA One, LLC and the Company’s predecessor, was dismissed with prejudice in favor of the Company on June 18, 2008.

In addition to the matters described above, we are presently involved in various legal proceedings arising in the ordinary course of our business operations. Based on information currently available to us, we believe these proceedings will not have a material effect on our financial position or results of operations.

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

Risks Related to our Business

The rate of growth of gross domestic product in the U.S. has declined in the last few quarters indicating that the U.S. economy could be in or nearing a recession.

Sustained downturns or sluggishness in the U.S. economy can affect the markets in which we operate. While the economic uncertainties in which we operate make it challenging for us to predict the near-term future of our operations, a U.S. recession could have a significant adverse impact on our clients and our business.

Inflation may adversely affect our business operations in the future.

Given the current macroeconomic environment, it is possible that the U.S. government may attempt in the near future to provide a monetary stimulus, a fiscal stimulus, or both, to the U.S. economy. Such actions may lead to inflationary conditions in our cost base, particularly resulting in an increase in our leases, utilities and personnel related expenses. This may harm our margins and profitability if we are unable to increase prices or reduce costs enough to offset the effects of inflation in our cost base.

The financial markets have recently experienced significant turmoil which may negatively impact our liquidity and our ability to obtain financing, and may also cause a decrease in demand for our services.

Our liquidity and our ability to obtain financing may be negatively impacted if one of our lenders under our 2008 Credit Facility, or another financial institution, suffers liquidity issues. In such an event, we may not be able to draw on all, or a substantial portion, of the Delayed Draw Term Loan or the Revolver. Also, if we attempt to obtain future financing in addition to our 2008 Credit Facility, the credit market turmoil could negatively impact our ability to obtain such financing which could have an impact on our flexibility to react to changing economic and business conditions.

We have incurred substantial losses in the past and may continue to incur losses in the future.

For the years ended December 31, 2006 and 2007, we incurred net losses of $11.7 million and $0.8 million, respectively. Until the three month period ended September 30, 2007, we did not report net income. As of September 30, 2008, we had an accumulated deficit of $216.1 million. Given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We have debt obligations which include restrictive covenants that limit our flexibility to manage our business; failure to comply with these covenants could trigger an acceleration of our outstanding indebtedness.

As of September 30, 2008, our obligations under our 2008 Credit Facility were $120 million. Our 2008 Credit Facility requires that we maintain specific financial ratios and comply with covenants, including various financial covenants, which contain numerous restrictions on our ability to incur additional debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. If we are unable to meet the terms of the financial covenants or if we breach any of these covenants, a default could result under one or more of these agreements. We have in the past violated certain covenants, including several violations during 2006 that were subsequently waived by our lenders. A default, if not waived by our lenders, could result in the acceleration of outstanding indebtedness and cause our debt to become immediately due and payable. If we are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, we will have to refinance such obligations, or otherwise we will not be able to repay our debt. If new financing is made available, the terms may not be favorable to us and our business may be adversely affected.

We are continuing to invest in our expansion efforts but may not have sufficient customer demand in the future to realize expected returns on these investments.

We continue to execute upon our strategy to expand our footprint in existing markets. We will be required to commit substantial operational and financial resources to new and expanded data centers, generally six to eighteen months in advance of placing customers in such data centers, and we may not have sufficient customer demand in those markets to support these new and expanded data centers once they are built. In addition, unanticipated technological changes or excess capacity in the colocation market could negatively affect customer demand for our data centers. If any of these events were to occur, it may be difficult for us to realize expected or reasonable returns on these investments and could have a material adverse effect on our operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Submission of Matters to the Vote of Security Holders

None

Item 5:	Other Information

On November 10, 2008, the Company’s Board of Directors (the “Board”) approved a total of three waivers of a certain provision of the Company’s Code of Ethics and Business Conduct (the “Code”) regarding two Board members. Unless after full disclosure, the Board explicitly approves such arrangement, the Code, among other things, prohibits a director from: (i) making a “material investment,” as described in the Code, in a competitor; and (ii) serving as a director of a competitor.

Mr. William Luby, the Chairman of the Board, is a founding partner of Seaport Capital, LLC (“Seaport”), a private equity firm. Mr. Luby disclosed to the Board that Seaport has material investments in two companies that offer services that are potentially competitive with those offered by the Company. After Mr. Luby’s disclosure, the Board concluded that it was in the best interests of the Company to waive this provision of the Code to allow Mr. Luby to remain Chairman of the Board, as well as continue to hold a material interest in the other two companies, so long as Mr. Luby complies with certain conditions intended to maintain the confidentiality of the Company’s information.

Ms. Kathleen Earley, a member of the Board, disclosed that she serves as a director of a company that offers services that are potentially competitive with those offered by the Company. After Ms. Earley’s disclosure, the Board concluded that it was in the best interests of the Company to waive this provision of the Code to allow Ms. Earley to remain a member of the Board, as well as a director of the other company, so long as Ms. Earley complies with certain conditions intended to maintain the confidentiality of the Company’s information

Item 6:	Exhibits

Exhibit Number	Description of Document	Incorporated By Reference	Form Date	Filed Here in
3.1	Amended Certificate of Incorporation	S-8 Exhibit 4.2	3/14/07
3.2	Amended and Restated By-Laws	S-8 Exhibit 4.3	3/14/07
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Switch & Data Facilities Company, Inc. Registrant

Date: November 12, 2008	By:	/s/ Keith Olsen
Keith Olsen
Chief Executive Officer

Date: November 12, 2008	By:	/s/ George Pollock, Jr.
George Pollock, Jr.
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002