Form 10-K
period 2008-12-31
Switch & Data Facilities Company, Inc.
filed 2009-03-03
CIK 1371011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(813) 207-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                            Accelerated filer  ☒

Non-accelerated filer  ☐    (Do not check if a smaller reporting company)             Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Market on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $585,845,051. For purposes of this calculation, it has been assumed that all the registrant’s shares of the registrant’s common stock held by directors, executive officers, and stockholders beneficially owning five percent or more of the registrant’s common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

As of February 15, 2009, a total of 34,563,013 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Part III—Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with Securities and Exchange Commission within 120 days after the end of our 2008 fiscal year. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

The words “Switch and Data”, “we”, “our”, “ours”, “us” and the “Company” refer to Switch & Data Facilities Company, Inc., together with its subsidiaries, except where the context otherwise requires. This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934,as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new data centers, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth or declines in our industry, our customers’ industries and the general economy;

•	variability of operating results;

•	our ability to complete capital expenditure projects on time and on budget;

•	the availability and cost of sufficient electrical power and cooling capacity;

•	the non-renewal of any of our data center leases;

•	the variability of customer requirements;

•	other economic, business, and competitive factors affecting our customers, our industry and business generally;

•	seasonality; and

•	other factors that we may not have currently identified or quantified.

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in this document. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

PART I

ITEM 1.	BUSINESS

OVERVIEW

Switch and Data is a premier provider of network-neutral data centers that house, power, and interconnect the Internet. Leading global content companies, communications service providers, and enterprises rely on Switch and Data to interconnect to customers and exchange network traffic. We have built a reputation for world-class service, delivered across the broadest colocation footprint and richest network of interconnections in North America. We operate 34 sites in the U.S. and Canada, provide one of the highest customer satisfaction scores for technical and engineering support in the industry, and are home to PAIX®—one of the world’s first commercial Internet exchange.

In our data centers, we provide network-neutral interconnection and colocation services. Our network-neutral data centers are specifically designed to house the networking and computing equipment our customers use to aggregate and distribute data and digital media content. These data centers provide colocation services including space, security, and redundant power and cooling, thus allowing customers to avoid the costs of building and maintaining their own data centers. As a network-neutral provider, we do not own or operate our own network, and, as a result, our interconnection services enable our customers to switch network traffic through direct connections with each other or through peering connections with multiple parties. Approximately 21,100 cross connects currently exist between our customers, creating a dense network effect, which provides an incentive for our existing customers to remain and grow within our data centers and is a differentiating factor in attracting new customers. This network effect, combined with our broad geographic footprint, contributes to the growth of our customer base and revenue, which we believe will increase our operating cash flow due to the fixed nature of certain of our operating costs.

Our diverse customer base includes some of the world’s largest network providers, service providers, and content providers. Our network provider customers, who are international carriers and global telecommunications carrier and Internet service providers, include AT&T, Level 3 Communications, ChungHwa Telecom, Singapore Telecommunications, Telecom Italia, and Tata Communications. Our content provider customers include Apple, CBS Broadcasting, Google, and Microsoft. Our service provider customers include Adobe, Akamai, Limelight Networks, and Verisign.

We believe our broad geographic footprint represents a competitive advantage in that we have data centers in 17 of the 20 largest metropolitan service areas in the U.S., which is the broadest of any of our network-neutral competitors. Our presence in these markets enables us to serve customers in locations where Internet traffic is most concentrated and to serve customers who require a presence in multiple markets. As of December 31, 2008, of our top 100 customers, 80 utilize our services in multiple markets.

Several favorable industry trends are driving demand for our network-neutral interconnection and colocation services. These trends include growth in Internet traffic driven by increasing broadband penetration and a proliferation of broadband intensive applications such as video, gaming, and online music; an increasing need for advanced networking technology provided through reliable and secure infrastructure; the growing trend of outsourcing data center functions to benefit from 24 x 7 support, cost savings, and a skilled workforce; and a growing need of business continuity and disaster recovery services. Each of these trends requires an infrastructure that needs to be housed and connected in physical data centers. We believe that our competitive strengths (including our broad network-neutral geographic footprint, our robust data centers and operational excellence, and our engineering and networking expertise) position us well to capitalize on the growing demand for interconnection and colocation services.

INDUSTRY

Overview

Cisco predicts that consumer Internet traffic and business Internet traffic will grow at a compound annual growth rate of 49% and 35%, respectively, between 2007 and 2012. Growth in Internet traffic is being driven by increasing broadband penetration, the proliferation of bandwidth intensive services, the rise in online usage and the maturity of online business models, among other factors. At current growth rates, Wilkofsky Gruen Associates projects broadband penetration of all Internet households to be at 92.0% by 2012. Broadband penetration increases as consumers experience the benefits of broadband access, such as richer content, online video, online gaming, Voice over Internet Protocol, and online music. Increasing broadband penetration leads to new and more expansive bandwidth intensive services by providers who benefit from and deliver their content through the services provided in network-neutral data centers.

The various networks that constitute the Internet initially connected with each other at public network access points. The network access points were established by non-profit organizations and government entities, but eventually became owned and managed by telecommunications carriers. As Internet traffic increased, the network access points were unable to scale due to under-investment by the telecommunications carriers that owned them. Therefore, certain network providers left the network access points and began to connect directly by establishing fiber optic links between their data centers. However, these links were expensive to build, maintain and upgrade, and eventually led to the creation of commercial, network-neutral Internet exchanges, and network-neutral interconnection and colocation data centers.

Colocation Services

Growth in Internet traffic continues to increase demand for colocation services. A colocation data center is typically located in close proximity to telecommunications service providers and houses networking and computing equipment such as switches, routers, fiber optic transmission gear, and servers for businesses that need to connect with each other and the Internet. The highly controlled environment required for this equipment is characterized by a redundant power infrastructure, reinforced floors, sophisticated security and monitoring; and reliable heating, ventilation, and air-conditioning systems. Due to the high cost of building and maintaining colocation data centers, businesses often outsource these services to colocation service providers.

There are two primary types of colocation services: network-neutral and network specific.

Network-Neutral Colocation. Network-neutral colocation services allow customers to locate their equipment in a data center which offers interconnection to multiple telecommunications service providers. Neutrality enables customers to select the most cost effective and reliable network providers and Internet service providers at each colocation data center.

Network-Specific Colocation. Network-specific colocation services are typically offered by service providers who own or manage networks. These service providers typically encourage or require customers to utilize their own networks.

Interconnection Services

Interconnection and Internet exchange services enable businesses to exchange network traffic through direct connections with each other or through peering connections with multiple businesses. Direct connections are provided through a variety of media including fiber optic, Ethernet, or coaxial cabling. Peering connections are provided over a shared switch fabric at an Internet exchange data center. Growth in Internet traffic is leading to increasing demand for interconnection services, as network providers, service providers and other Internet-dependent businesses require additional connectivity to efficiently exchange increasing amounts of network traffic primarily driven by rich media and IP-centric applications. Online content providers, and providers of other bandwidth-intensive services, in particular, require high densities of interconnections and scalability of a service provider’s interconnection infrastructure in order to optimize their services. For these businesses, direct interconnection with each other as well as with multiple network providers within a data center reduces transit costs, increases the performance of their services, and reduces their time to market.

Industry Trends

Several industry trends are leading to increasing demand for high–quality, network-neutral interconnection and colocation services.

Growth in Internet Traffic. Internet traffic continues to grow and the Internet has become an integral part of people’s daily lives. According to Comscore, 12.7 billion online videos were watched by U.S. Internet users during November 2008, a 34% increase over a year ago. Netpop Research concluded that 76% of all broadband users actively contribute to social media sites. Websites, such as YouTube, MySpace, LinkedIn, and Facebook, have become an essential part of the lives of people. Nielsen Soundscan expects global online music service revenues to grow, from $979 million in 2005, to almost $5.5 billion in 2010. IDC forecasts that U.S. revenues from online games will increase from $1.8 billion in 2006, to $4.9 billion in 2010. We believe the growth in demand for these bandwidth intensive services represents a significant opportunity for providers of network-neutral interconnection and colocation services.

Demand Greater than Supply. According to Tier1 Research, demand in the global multi-tenant datacenter market increased by 14% in 2008, while supply increased only 6%. We expect demand to continue its growth trend, and supply’s growth rate to slow as the recent downturn in the global economy is likely to prevent expansion in the short term.

Increasing Power and Cooling Requirements. Networking and computing equipment manufacturers are reducing the size of the equipment they manufacture while increasing the processing capacity of this equipment. Reduced size has not translated into reduced energy consumption or heat generation, although it has allowed customers to place more equipment in a given area. As a result, customers of colocation services are requiring more power and cooling infrastructure for their networking and computing equipment. We believe only those interconnection and colocation service providers that have the capital, expertise, and experience to scale their infrastructure will be able to meet customers’ increasing power and cooling requirements.

Adoption of Advanced Networking Technology. As broadband penetration increases and telecommunications carriers upgrade to next-generation digital networks, new Internet-based services are being developed for both consumers and businesses. These services typically require more bandwidth and feature networking technologies, such as 10 Gigabit switching, that enable more efficient interconnections through higher packet transfer rates. We believe that network-neutral interconnection service providers who are able to deploy advanced networking technology within their data centers will benefit from this trend.

Growing Awareness of Business Continuity and Disaster Recovery Planning. We believe a growing awareness of business continuity and disaster recovery planning is leading businesses to store an increasing amount of data in secure, off-site data centers that enable them to access this data in real-time. Interconnection and colocation service providers address this need through the use of highly secure and redundant data centers.

OUR COMPETITIVE STRENGTHS

We believe that our competitive strengths position us well to capitalize on the growing demand for our services.

Network-neutral Business Model

We do not own or operate our own network, and therefore we do not compete with telecommunications service providers including network service providers and Internet service providers. As such, our customers are able to connect directly to their choice of multiple network providers and Internet service providers in an open and competitive marketplace. We believe this enables our customers to reduce network transit costs, improve the performance of their services, and compress their time to market.

High Network Densities

We have approximately 21,100 cross connects between our customers. These interconnections represent one of the highest network densities in our industry, as measured by interconnections per cabinet. We believe our high network densities create a network effect, which provides an incentive for existing customers to remain within our data centers and for new customers to join and interconnect. We are able to leverage these network densities in our new data centers by connecting to our existing data centers in a given market.

Broad Network-Neutral Geographic Footprint

Our geographic footprint includes 34 data centers in North America. This footprint includes data centers in 17 of the 20 largest metropolitan service areas in the U.S., more than any of our network-neutral competitors. Our presence in these markets enables us to serve customers in locations where Internet traffic is most concentrated and to serve customers who require a broad geographic footprint.

Robust Data Centers and Operational Excellence

We believe our ability to meet high service levels is attributable primarily to the quality of our data centers, our proven operational disciplines tied to methods and procedures, and the capabilities of our operations personnel. Our data centers and operations personnel address our customers’ infrastructure needs, including security, cooling, and redundant power. As a result, we are able to provide a 99.999% uptime guarantee as part of our service-level agreements with our customers.

Engineering and Networking Expertise

We have significant engineering and networking expertise evidenced by our heritage of owning and operating PAIX, one of the first commercial Internet exchanges. This expertise enables us to design data centers and Internet exchange points which proactively address the evolving needs of our customers. We are also able to interconnect data centers to extend our network densities in a given metro-market.

OUR STRATEGY

Our objective is to be the leading provider of network-neutral interconnection and colocation services in North America. The key elements of our strategy are as follows:

Focus on our Top Markets and Invest in Capacities

We derive the majority of our revenue from our top markets, which are the New York Metro area, the Northern Virginia area, the San Francisco Bay area, Seattle, Dallas, Philadelphia, Toronto, Atlanta, Chicago and Los Angeles. Our top markets are those markets which we believe to be strategically important to our business. These markets generally experience the most rapid interconnection and new customer growth. Our expansion efforts during 2008 concentrated on these markets and resulted in the addition of 3,300 cabinet equivalents, an increase of 34% in our total capacity. We intend to maintain our existing operations, invest $75 million in planned expansions in 2009, and continue to evaluate additional expansion opportunities.

Leverage Network Densities

By increasing network densities within our data centers, we are able to further enhance our value proposition to our customers. We target customers with bandwidth intensive segments such as content providers, service providers, network providers, network centric businesses, and others that capitalize on digital convergence. Customers in these segments continually create network-centric applications that require data centers with high network densities to optimize their business models and enhance the experiences of their end users. To facilitate higher network densities, we intend to continue to invest in our network infrastructure, including additional deployment of 10 Gigabit peering solutions. We believe that leveraging our network densities will enable us to continue to attract and retain customers who derive value from our rich data centers.

Focus on High Growth Segments

Certain segments of our customers have experienced growth rates higher than our overall business. Customers in these segments continue to grow in our data centers, requiring additional space and interconnects as their businesses grow. We intend to focus our efforts on these high-growth segments to accelerate our overall growth rate. Within these segments, we are primarily focused on companies in the content and entertainment and financial markets. We are investing in capabilities to help these companies design, develop, and deploy infrastructure solutions to support their business growth. As part of implementing this strategic focus, our recent investments in additional capacity has allowed us to target customers who require a large contiguous amount of space.

Strengthen Existing Customer Relationships and Reach New Customers

Our relationships with our customers give us insight into the size, timing, and location of their growth plans in our data centers. We continue to strengthen relationships with our largest customers and deepen relationships with our broader customer base. This relationship building includes efforts from our sales force, our billing and collection teams, and our always available support operatives.

We are also developing relationships with customers in emerging, bandwidth-intensive segments, and investing in new sales channels that will incorporate our services as part of a broader services solution. We are using a combination of our national account sales managers, an inside sales group, and relationships with systems integrators to implement this strategy.

Pursue Selective Acquisitions

Acquisitions have the ability to increase our network densities, expand our customer base, broaden our geographic footprint, and add complementary service options. Historically, we have demonstrated the ability to identify strategic acquisitions, to improve the infrastructure of acquired data centers and to increase the revenues from acquired data centers. We believe that industry consolidation opportunities exist, and we intend to pursue selective acquisitions.

OUR SERVICES

We provide network-neutral interconnection and colocation services and certain other services to our customers.

Colocation Services

Our data centers provide our customers with a reliable, secure and climate controlled environment for their networking and computing equipment. Our colocation services include flexible space options, redundant power and cooling systems, physical security, other sophisticated systems for fire suppression and water leak detection and technical support. Each data center is staffed with highly trained and experienced technicians.

Colocation Space. Our colocation space includes secure cabinets, racks, and cages. We provide colocation space for an initial installation fee and a recurring monthly fee per cabinet, rack, or cage space.

Power. We provide both alternating current and direct current power circuits at various amperages. These power circuits are backed up by both batteries and electric generators. We provide power for an initial installation fee and a recurring monthly fee based on size and type of circuit.

Network-Neutral Interconnection Services

Our network-neutral interconnection services provide our customers with two primary options to exchange network traffic: (1) direct connections with each other utilizing our cross connect services, or (2) peering connections with multiple customers utilizing our Internet exchange services.

Cross Connect Services. Cross connect services enable one-to-one interconnections between customers within a data center, reduce network costs and lower network latency. These services allow customers to connect their networks through a direct physical connection in a meet-me-room. Cross connect services are offered through a variety of media including fiber optic, Ethernet, or coaxial cabling, for an initial installation fee and a recurring monthly fee per connection.

Internet Exchange Services. Internet exchange services enable one-to-many interconnections between customers over a shared switch fabric within a data center, increase reach, reduce network costs, and lower network latency. We offer these services in six of our markets including the San Francisco Bay area, New York Metro area, Seattle, Dallas, Atlanta, and the Northern Virginia area. We provide Internet exchange services at port speeds ranging from 100 megabits per second to 10 gigabits per second for an initial installation fee and a recurring monthly fee.

SingleCNXT®. Our SingleCNXT® service is the resale of Internet access through Internet service providers who connect directly with customers in our data centers. We offer SingleCNXT as an accommodation to certain customers that desire a single point of contact for colocation and Internet access services. We provide SingleCNXT for an initial installation fee and a recurring monthly fee based on the amount of bandwidth committed or used.

Other Services

TechSmart Technical Support Services. TechSmart® technical support services are provided by our technicians, who are available 24 hours per day, 365 days per year. These services include remote hands, equipment installation and maintenance, circuit testing, tape swaps, equipment rebooting, and power cycling. We charge customers for these services on an hourly basis or under contractual arrangements for a certain number of hours of technical support per month.

OUR CUSTOMERS

Our customers include those entities that depend and drive their business through and with IP and network-centric services. We primarily categorize our customers as network providers, service providers, or content providers. Network providers offer access to communication networks and offer point-to-point or other network connectivity across a metro, region, or country. Service providers include companies that offer their customers access over networks to applications and related services that their customers would otherwise have to host on their own premises and companies that offer their customers a network optimized to deliver specific content, such as Web pages, transaction-based Web sites, streaming media, and real-time video or audio. Content providers include companies that provide communications media, such as video, on-line gaming, IPTV, and other rich content over the Internet to a multitude of users on a myriad of network devices. For the years ended December 31, 2006, 2007, and 2008, no single customer represented more than 10% of our total revenue.

Selected customers include:

Network Providers	Service Providers	Content Providers
AT&T	Adobe	AOL
AboveNet	Akamai	Apple
Cogent	Big Pipe	CBS Broadcasting
Cox Communications	DirecTV	facebook
Japan Telecom	edgecast	Forbes.com
Level 3 Communications	Limelight Networks	Google
NTT America	Syniverse	Microsoft
Telmex	Verisign	Netflix
Time Warner Cable	Vitalstream	YouTube
Verizon	VMware, Inc.	Yahoo!

The majority of our customer agreements are structured as master or umbrella service agreements that contain all of the general terms and conditions including, provisions for payment, termination, confidentiality, notice, indemnity, and limitation of liability. The master agreements also incorporate a “Policies and Procedures” document that contains additional customer requirements including installation, insurance, and security.

The terms of legacy master agreements automatically renew for as long as there are underlying service orders for service. The master agreements do not contain any specific services or terms of specific services as such terms are generally set forth in separate service orders. Each service order sets forth the type of service, the length of the service term, and the monthly or one-time charge for the services. Space, power, and peering ports are generally sold for one- to three- year terms. Certain products, such as cross connects, are typically sold on a month-to-month basis.

Master agreements are for a fixed term with specific service and price agreements.

SALES AND MARKETING

Sales

We use a multi-channel approach to sales. Our sales organization includes senior managers and sales representatives, which are organized into three sales groups: (1) national account management; (2) inside sales; and (3) indirect sales. Our national account management group focuses on our largest customers and developing business with new target accounts. Our inside sales group is responsible for customers that are not covered by our national account management group. This group is the primary destination for new customer leads. Our indirect sales group is responsible for developing and managing relationships with third-party sales partners, which sell our services as part of a broader services solution.

Marketing

Our marketing organization is focused on leading and supporting our sales efforts through a comprehensive approach, including creating service solutions and implementing channel marketing initiatives. We support new service development and delivery by providing updates on the competitive landscape including pricing, evolving customer needs, technological advancements, and industry trends. Our brand is actively promoted in North America through targeted public relations campaigns, sponsorship of key industry forums, and participation in relevant industry conferences where we can access key customer decision makers. Our channel marketing effort is responsible for developing demand generation campaigns and for creating selling tools and collateral for targeted sales campaigns.

COMPETITION

The market for our services is highly competitive and we compete primarily based on available capacity, network density, quality of service, location, and price. We are unable to estimate our market share in total or within a particular market because many of our current competitors are privately-held or are divisions of publicly available disclosures. As a result, we are unable to provide market share information for our industry. Even if we were able to provide current market share information for our industry, such information may become inaccurate after a short period of time due to other entities’ exit from, and entrance into, our market.

Relative to us, some of our competitors possess longer operating histories, greater financial resources (which enable, or may enable, such competitors to adopt aggressive pricing policies), a greater presence in our markets and other markets around the world, a greater ability to differentiate their respective data centers and services and greater brand name recognition.

Our competitors include the following service providers:

Network-Neutral Interconnection and Colocation Service Providers

Network-neutral interconnection and colocation service providers, including Equinix and Terremark, offer services that are similar to ours, including interconnection services, Internet exchange services, and colocation services.

U.S.-Based Telecommunications Carriers

U.S.-based telecommunications carriers, which include AT&T and Verizon, typically provide interconnection services through a single owned network and generally require bandwidth capacity minimums as part of their pricing structures. We believe these competitors operate colocation data centers primarily to help sell their core telecommunications and Internet access services. They are generally national or regional, with widespread brand recognition and significant financial resources.

Managed Service Providers, Web Hosting Companies and Internet Service Providers

Managed service providers, such as InterNAP and Savvis, generally require customers purchase their Internet access and managed services directly from them. Some web hosting companies and Internet service providers, such as NaviSite, also provide colocation services as part of their offerings. Unlike some of our competitors, we do not own or operate our own network and we do not currently provide managed services such as data storage, web hosting services, network connectivity and information technology support services to our customers.

INTELLECTUAL PROPERTY

We consider certain of our processes, systems, methodologies, databases, software, and trademarks to be proprietary. We rely on a combination of trade secret, copyright, trademark and other laws, license agreements and non-disclosure, non-competition, and other contractual provisions and technical measures to protect our proprietary and intellectual property rights. We consider our trademarks “SWITCH AND DATA,” “PAIX,” “TECHSMART,” “MetroPAIX,” and “SINGLECNXT” to be materially important to our business, and these trademarks are renewable for their statutory terms.

EMPLOYEES

As of December 31, 2008, we employed 330 persons in the U.S. and 9 in Canada. Of the total employees, 75 were employed in engineering and central operations, 75 were employed in sales and marketing, and 65 were employed in management, finance, construction, and IT. Additionally, we had 124 employees at our data centers.

We believe our relations with our employees are good. Our employees are not represented by a labor union and are not covered by a collective bargaining agreement.

ADDITIONAL INFORMATION

We file annual, quarterly, special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any documents that we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the SEC’s website at http://www.sec.gov. In addition, we make available free of charge all of the annual, quarterly and special reports, proxy statements, Section 16 insider reports on Form 3, Form 4 and Form 5 and amendments to these reports and other information we file with the SEC, at our Internet website, http://www.switchanddata.com under “Investor Relations”. Additionally, our board committee charters and code of ethics are available on our website and in print to any stockholder who requests them. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We have incurred substantial losses in the past and may continue to incur losses in the future.

We have incurred annual losses since our inception. For the years ended December 31, 2006, 2007, and 2008, we incurred net losses of $11.7 million, $0.8 million and $7.0 million, respectively. Until 2003, we did not generate positive net cash flow from operations. As of December 31, 2008, we had an accumulated deficit of $224.5 million. There can be no guarantee that we will achieve profitability. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our operating results have fluctuated historically and could continue to fluctuate in the future which could affect our ability to maintain our current market position or expand.

Our operating results have fluctuated in the past and may continue to fluctuate in the future as a result of a variety of factors, many of which are beyond our control, including the following:

•	changes in general economic conditions and specific market conditions in the telecommunications and Internet-related industries;

•	demand for colocation and interconnection services;

•	competition from other suppliers of the services we offer;

•	our access to capital and ability to fund capital expenditure projects;

•	our ability to complete capital expenditures projects on time and on budget;

•	the timing and magnitude of operating expenses, capital expenditures, and expenses related sales and marketing;

•	the cost and availability of power and cooling capacity;

•	the mix of our current services;

•	the financial condition and credit risk of our customers; and

•	our acquisition of additional data centers.

Any of the foregoing factors could have a material adverse effect on our business, results of operations, and financial condition. Although we have experienced growth in revenues and income in recent quarters, this growth rate is not necessarily indicative of future operating results. A relatively large portion of our expenses are fixed, particularly with respect to lease and personnel expenses, depreciation and amortization expenses, and interest expense. Therefore, our results of operations are particularly sensitive to fluctuations in revenues and the speed at which we complete data center expansions. As such, comparisons to prior periods should not be relied upon as indications of our future performance.

We may not be able to secure additional financing to meet our long-term capital needs.

We may require additional financing to fund our planned long-term capital expenditures beyond 2009. We may not be able to secure additional debt or equity financing on favorable terms, or at all, at the time when we need such funding. If we are unable to raise additional funds, or unable to raise additional funds on favorable terms, we may not be able to pursue our growth strategy, or we may have to delay such strategy and our business could suffer. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. In addition, any debt financing that we may secure could have restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential expansions and acquisitions.

We have debt obligations which include restrictive covenants that limit our flexibility to manage our business; failure to comply with these covenants could trigger an acceleration of our outstanding indebtedness.

On March 27, 2008, we entered into a Fourth Amended and Restated Credit Agreement with an effective date of March 28, 2008. Such agreement provided for (i) a $120 million term loan (the “Term Loan”), (ii) a $22.5 million delayed draw term loan to be funded at the option the Company no later than March 27, 2009 (the “Delayed Draw Term Loan”), (iii) a $15 million revolving loan (the “Revolver”) to be used for loans and letters of credit, and (iv) the option to request an incremental term loan before March 27, 2009 of up to $50 million (the “Incremental Term Loan”) subject to the willingness of the lenders to make such loan (collectively, the “2008 Credit Facility”). The 2008 Credit Facility is guaranteed by the Company’s restricted subsidiaries, and is secured by substantially all of the assets of the Company and its restricted subsidiaries. As of December 31, 2008, $120 million was outstanding under the Term Loan, a $1.4 letter of credit was outstanding under the Revolver, and no borrowings had occurred under the Delayed Draw Term Loan or any Incremental Term Loan. The 2008 Credit Facility requires that we comply with covenants, including various financial covenants, which among other things, restrict our ability to incur additional debt, pay dividends and make other restricted payments, sell assets, enter into affiliate transactions and take other actions. If we are unable to meet the terms of the financial covenants or if we breach any of the other covenants, a default subject to customary cure rights, could result under the 2008 Credit Facility. We have in the past violated certain covenants, under our previous credit facility, including several violations in 2006 that were subsequently waived by our lenders. A default, if not cured within any applicable cure period or waived by our lenders, could result in the acceleration of outstanding indebtedness and the exercise of remedies against the collateral and otherwise. If we are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, we will have to refinance such obligations, or otherwise we will not be able to repay our debt (and our assets may be foreclosed upon). If new financing is made available, the terms may not be favorable to us and our business may be adversely affected.

The gross domestic product in the U.S. has declined, indicating that the U.S. economy is in a recession.

Global consumer confidence has recently eroded amidst concerns over declining asset values, potential inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed economic growth and resulted in a recession in the U.S. If these economic conditions continue or worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to collect receivables, increase our need for cash, and ultimately decrease our net revenue and profitability.

Inflation may adversely affect our business operations in the future.

Given the current macroeconomic environment, the recently adopted stimulus package and other proposed spending measures may lead to inflationary conditions in our cost base, particularly resulting in an increase in our leases, utilities and personnel related expenses. This may harm our margins and profitability if we are unable to increase prices or reduce costs enough to offset the effects of inflation in our cost base.

The financial markets have recently experienced significant turmoil which may negatively impact our liquidity and our ability to obtain financing, and may also cause a decrease in demand for our services.

Our liquidity and our ability to obtain financing may be negatively impacted if one of our lenders under the 2008 Credit Facility, or another financial institution, suffers liquidity issues. In such an event, we may not be able to draw on all, or a substantial portion, of the remaining funds under the 2008 Credit Facility. Also, if we attempt to obtain future financing in addition to the 2008 Credit Facility or as a replacement for the 2008 Credit Facility, the credit market turmoil could negatively impact our ability to obtain such financing which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the credit market turmoil has negatively impacted certain of our customers which could lead to a decrease in demand for our services.

Our ability to optimize the utilization of our data centers is limited by the availability and cost of sufficient electrical power and cooling capacity.

The availability of an adequate supply of electrical power and cooling capacity, and the infrastructure to deliver that power and cooling, is critical to our ability to provide our services. Even though physical space may be available in a data center, the demand for electrical power may exceed our designed capacity. We may be unable to meet the increasing power and cooling needs of our customers if our customer mix does not match our expectations or our customers further increase their use of high density electrical power equipment, such as blade servers. In addition, the amount of saleable space within our data centers is reduced to the extent that we house generators and batteries to provide back-up power. Further, certain of the leases for our data centers also contain provisions that limit the supply of electrical power and cooling capacity to such data centers, as a result of which our ability to reach full utilization may be constrained in these data centers. If the availability of power limits our ability to fully utilize the space within our data centers, we may be unable to accept new customers at our data centers and our revenue growth will decline or we may incur additional costs to increase the power supply or acquire space at an additional data center.

We face certain risks in collecting our trade accounts receivable.

We generate a significant amount of trade accounts receivable sales from our customers. Delays or defaults in payments owed to us could have a material adverse effect on our financial condition and results of operations. Factors that could cause a delay or default include business failures, turmoil in the financial and credit markets, sluggish or recessionary U.S. economic conditions, our exposure to customers in high-risk sectors, and declines in the credit worthiness of our customers.

We are exposed to intangible asset risk; specifically, our goodwill may become impaired.

As of December 31, 2008, we have $36.0 million of goodwill recorded on our Consolidated Balance Sheet. A further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an impairment analysis under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”) in future periods. If we were to conclude that a write down of our goodwill is necessary, then we would record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Estimates and Critical Accounting Policies—Goodwill and Other Intangible Assets” for further details.

The high utilization of our data centers may limit our ability to grow in certain key markets, and we may be unable to expand our existing data centers or locate and secure suitable sites for additional data centers.

Our data centers have reached high rates of utilization in many of our key markets. Our ability to meet the growing needs of our existing customers and to attract new customers in these key markets depends on our ability to add additional capacity by incrementally expanding our existing data centers or by locating and securing additional data centers in these markets. Such additional data centers must meet specific infrastructure requirements such as access to multiple telecommunications carriers, a significant supply of electrical power, high ceilings, and the ability to sustain heavy floor loading. In many markets, the supply of data centers with these characteristics is limited and subject to high demand. If we are unable to expand our capacity in a timely and cost-effective manner, our business and results of operations may be adversely affected.

We are continuing to invest in our expansion efforts but we may not have sufficient customer demand in the future to realize expected returns on these investments.

We continue to execute upon our strategy to expand our product capacity in existing markets. We will be required to commit substantial operational and financial resources to new and expanded data centers, generally six to eighteen months in advance of placing customers in such data centers, and we may not have sufficient customer demand in those markets to support these new and expanded data centers once they are built. In addition, unanticipated technological changes or excess capacity in the colocation market could negatively affect customer demand for our data centers. If any of these events were to occur, it could make it difficult for us to realize expected or reasonable returns on these investments and could have a material adverse effect on our operating results.

Our construction of additional data center space could involve significant risks to our business.

Construction involves substantial planning and allocation of company resources. Construction also requires us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project and other negative impacts to our expected returns. Site selection is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets with the necessary combination of high power capacity and fiber connectivity.

While we may prefer to locate new data center space adjacent to our existing locations, we may be limited by the inventory and location of suitable properties as well as by the need for adequate power and fiber to the site. In the event we decide to construct new data center space separate from our existing data centers, we may provide services to interconnect these two centers. Should these services not provide the necessary reliability to sustain service, this could result in lower interconnection revenue, lower margins and could have a negative impact on customer retention over time.

We do not own the buildings in which our data centers are located. Instead, we lease our data center space, and the non-renewal of leases could be a significant risk to our ongoing operations.

We would incur significant costs if we were forced to vacate one of our data centers due to the high costs of relocating the equipment in our data centers and installing the necessary infrastructure in a new data center. In addition, if we were forced to vacate a data center, we could lose customers that chose our services based on our location. Our landlords could attempt to evict us for reasons beyond our control. Further, we may be unable to maintain good working relationships with our landlords, which would adversely affect our customer service and could result in the loss of current customers.

In addition, our business would be harmed by our inability to renew leases at favorable terms. Most of our leases provide two five-year renewal options with rent set at then-prevailing market rates. We expect the prevailing market rates will be higher than present rates. To maintain the operating profitability associated with our present cost structure, we must increase revenues within existing data centers to offset the anticipated increase in lease payments at the end of the original and renewal terms. Failure to increase revenue sufficiently to offset these projected higher costs would adversely impact our operating income.

Additionally, eight of our leases do not contain renewal options. Renewing these leases at favorable terms will be critical to continuing those operations. Even those leases which contain renewal options do not ensure long-term operations at those data centers.

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

We have one open case with respect to a dispute arising out of an alleged breach of an abandoned lease agreement. This is a suit filed in Milwaukee, Wisconsin in May 2006, related to a letter of intent signed in January 2000, where the plaintiff is seeking damages of $4.7 million consisting of alleged lost rents, losses on the sale of the building, and attorneys’ fees. In the past, we have experienced adverse outcomes in litigation proceedings arising out of similar facts, and we have settled similar disputes for significant sums. The potential liabilities resulting from these claims may not be covered by our insurance policies or may be disputed by our insurers. Moreover, even if the claims brought against us are unsuccessful or without merit, the cost of defending these suits may result in a material adverse effect on our liquidity.

Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could reduce our revenues, harm our business reputation, and have a material adverse effect on our financial results.

Our business depends on providing customers with highly reliable service. The services we provide are subject to failure resulting from numerous factors, including:

•	human error;

•	power loss;

•	improper building maintenance by the landlords of the buildings in which our data centers are located;

•	physical or electronic security breaches;

•	fire, earthquake, hurricane, flood, and other natural disasters;

•	water damage;

•	the effect of war, terrorism, and any related conflicts or similar events worldwide; and

•	sabotage and vandalism.

Problems at one or more of our data centers, whether or not within our control, could result in service interruptions or equipment damage. We have service level commitment obligations to substantially all of our customers. As a result, service interruptions or equipment damage in our data centers could result in credits for service interruptions to these customers. We have at times in the past given credits to our customers as a result of service interruptions due to equipment failures. We cannot assume that our customers will accept these credits as compensation in the future. Also, service interruptions and equipment failures may expose us to additional legal liability and impair our brand image. We depend on our landlords and other third-party providers to properly maintain the buildings in which our data centers are located. Improper maintenance by such landlords and third parties increase the risk of service interruptions and equipment damage.

Additionally, certain of our data centers, particularly those in California, Florida and the Pacific Northwest, are located in areas particularly susceptible to natural disasters such as earthquakes, hurricanes, and tornadoes. The occurrence of any natural disaster could shut down one or more of our data centers and result in a material adverse effect upon our results of operations. Moreover, we may not have adequate property or liability insurance to cover catastrophic events.

We may not be able to compete successfully against current and future competitors.

We compete with network-neutral data center operators, including U.S.-based telecommunications carriers and Internet service providers, managed service providers, and web hosting companies. Many of our competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources than us, and some have a greater presence in our markets and in other markets across the U.S. and around the world.

Because of their greater financial resources, some of our competitors have the ability to adopt aggressive pricing policies. As a result, we may suffer from pricing pressure that would adversely affect our ability to generate revenues and adversely affect our operating results. In addition, certain of these competitors currently offer interconnection and colocation services in the same markets where we have data centers, and other competitors may start doing so in the future. Some of these competitors may also provide our current and potential customers with additional benefits, including one-stop shopping options through bundled services, and may do so in a manner that is more attractive to our potential customers than our services. These competitors may be able to provide bundled services at prices lower than our cost structure allows. If, as a result of such efficiencies, these competitors are able to adopt aggressive pricing policies, our ability to generate revenues would be materially and adversely affected.

In addition, our competitors may operate more successfully or form alliances to acquire significant market share. Once businesses locate their networking and computing equipment in competitors’ data centers, it may be extremely difficult to convince them to relocate to our data centers. Furthermore, a business that has already invested substantial resources in such arrangements may be reluctant or slow to replace, or reduce its existing services by becoming our customer.

Finally, we may also experience competition from our landlords. Rather than leasing available space in our buildings to us or other large single tenants, they may decide to convert the space instead to smaller units designed for multi-tenant use. Landlords may enjoy a cost advantage in providing services similar to those provided by us, and this could also reduce the amount of space available to us for expansion in the future.

If we fail to differentiate our data centers and services from the services provided by our current or future competitors, we may not be able to compete successfully and our business and results of operation may be adversely affected.

We are dependent upon third-party suppliers for power and certain other services, and we are vulnerable to service failures of our third-party suppliers and to price increases by such suppliers.

We generally do not control the amount of power our customers draw from their installed circuits. We rely on third parties to provide power, and we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. If the amount of power available to us is inadequate to support our customer requirements or delivery of power does not occur in a timely manner, we may be unable to provide our services to our customers and our operating results and cash flow may be materially and adversely affected. In addition, our data centers are susceptible to power shortages and planned or unplanned power outages caused by these shortages. We attempt to limit exposure to power shortages by using backup generators and batteries. Power outages, which may last beyond our backup and alternative power arrangements, would harm our customers and our business. In the past, a limited number of our customers have experienced temporary losses of power. We could incur financial obligations in connection with a loss of power. In addition, any loss of services or equipment damage could reduce the confidence of our customers in our services and could consequently impair our ability to attract and retain customers, which would adversely affect both our ability to generate revenues and our operating results.

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

We depend upon a limited number of network provider customers in certain of our data centers, and the loss of one or more of these customers in those data centers could adversely affect business.

Because we do not own or operate our own network, we depend upon network providers to colocate and/or interconnect as customers in our data centers and contribute to the network density that attracts our other customers. In several of our smaller markets we have agreements with only a limited number of network providers. In these small market data centers, we expect that we will continue to rely upon a smaller number of network provider customers to maintain network density within those data centers. Our agreements with these network providers will expire over a one to three year period if not renewed. A loss of one or more of these customers could have a material and adverse effect on the operations of one or more of our data centers.

Our ability to grow depends on a diverse customer base, and our failure to develop and maintain a diverse customer base could harm our business and adversely affect our results of operations.

Our ability to grow depends on our ability to develop and maintain a diverse customer base, consisting of a variety of businesses, including telecommunications carriers, Internet service providers, and enterprises. We believe creating a diverse customer base in each data center will generate incremental interconnection revenues in the long-term and increase our overall revenues. Our ability to attract and retain these customers will depend on a variety of factors, including the presence of multiple telecommunications carriers in our data centers, the mix of services offered by us, our overall customer mix, the operating reliability and security of our data centers, and our ability to market our services effectively across different customer segments. If we fail to develop and maintain a diverse customer base, our business and results of operations may be adversely affected.

We may make future acquisitions, which could include integration and other risks that could harm our business.

We may acquire complementary businesses, product or service lines, and technologies in the future. We cannot assure you that we will be able to (1) identify future strategic acquisitions, (2) consummate these potential acquisitions on favorable terms, if at all, or (3) if consummated, successfully integrate the operations and management of future acquisitions. To finance these acquisitions, we may incur additional debt and issue additional shares of our stock, which will dilute existing stockholders’ ownership interests in us and may adversely affect our business and operations.

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

Future acquisitions may expose us to the challenges set forth above and other risks such as:

•

Financial risks, such as (1) the payment of a purchase price that exceeds the future value that we may realize from the acquired operations and businesses; (2) an increase in our expenses and working capital requirements, which could reduce our return on invested capital; (3) potential known and unknown liabilities of the acquired businesses; (4) costs associated with integrating acquired businesses, operations, or technologies; (5) the dilutive effect of the issuance of additional equity securities; (6) the incurrence of additional debt; (7) the financial impact of valuing goodwill and other intangible assets involved in any acquisitions, potential future impairment write-downs of goodwill and indefinite life intangibles and the amortization of other intangible assets; and (8) possible adverse tax and accounting effects.

•

Operating risks, such as (1) the diversion of management’s attention to the assimilation of the businesses, operations, or technologies to be acquired; (2) the risk that the acquired businesses, operations, or technologies will fail to maintain the quality of services that we have historically provided; (3) the need to implement financial and other systems and add management resources; (4) the need to maintain customer, supplier or other favorable business relationships of acquired operations and restructure or terminate unfavorable relationships; (5) the potential for deficiencies in internal controls of the acquired operations; (6) we may not be able to attract and retain the employees necessary to support the acquired businesses; (7) unforeseen difficulties (including any unanticipated liabilities) in the acquired operations; and (8) the impact on us of any unionized work force we may acquire or any labor disruptions that might occur.

Our services have a long sales cycle that may have a material adverse effect on our business, financial condition, and results of operations. The sales cycle may lengthen even more due to the current macroeconomic environment.

A customer’s decision to license rack, cabinet, or cage space in one of our data centers and to purchase interconnection services typically involves a significant commitment of our time and resources. Many customers are reluctant to commit to purchasing our colocation and interconnection services until they are confident that our data center has adequate available carrier connections and network density. As a result, we may experience a long sales cycle for our services. Furthermore, we may expend significant time and resources in pursuing a particular sale or customer that does not generate revenue. Delays due to the length of our sales cycle or costs incurred that do not result in sales may have a material adverse effect on our business, financial condition, and results of operations.

Our success largely depends upon retaining the services of our management team and other key employees.

We are highly dependent on our management team and other key employees. We expect that our continued success will largely depend upon the efforts and abilities of members of our management team and other key employees. Our success also depends upon our ability to identify, develop, and retain qualified employees. The loss of one or more of our management or other key employees could have a material adverse effect on our business.

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

We have not been successful in attracting customers in several regional markets and have closed several data centers.

We maintain a presence in select regional markets across the U.S. and, in several of those markets, we have not been successful in attracting customers to our data centers. We have also exited certain markets. In connection with our exit from these markets and in other markets, we have taken significant asset impairment and discontinuation charges. Our failure to attract sufficient customers in our remaining regional markets could cause us to close one or more of our data centers and lose prospective customers and may adversely affect our business.

We could incur substantial costs as a result of violations of or liabilities under environmental laws.

We are subject to various environmental and health and safety laws and regulations, including those relating to the generation, storage, handling, and disposal of hazardous substances and wastes. Certain of these laws and regulations impose liability, without regard to fault or the lawfulness of the disposal activity, for the entire cost of the investigation and cleanup of contaminated sites on current and former owners and operators of real property and persons who have disposed of or released hazardous substances at any location. Our data centers contain tanks for the storage of diesel fuel and significant quantities of lead acid batteries to provide back-up power. We maintain an environmental compliance program that includes the implementation of required technical and operational procedures designed to minimize the potential for leaks and spills, maintenance of records, and manufacturers’ recommended preventative maintenance. However, we cannot guarantee that these systems will remain free from leaks or that the use of these systems will not result in spills. Any leak or spill of hazardous materials could result in interruptions to our operations and expenditures that could have a material adverse effect on our business, financial condition, and results of operations. Moreover, hazardous substances or regulated materials of which we are not aware may be present at data centers we operate and lease. To the extent any such contaminants are discovered at our data centers, we may be responsible under applicable laws, regulations, or leases for any required removal or cleanup at substantial cost. In addition, non-compliance with or liabilities under existing environmental or health and safety laws and regulations, or the adoption of more stringent requirements in the future, could result in fines, penalties, third-party claims, and other costs that could be material.

Fluctuations in Canadian exchange rates could harm our results of operations

We have a data center located in Toronto, Canada. We may experience gains and losses resulting from fluctuations in Canadian currency exchange rates. Fluctuating foreign currency exchange rates have a direct impact on how our international results of operations translate into U.S. dollars. During 2007 and the first half of 2008, the U.S. dollar was fairly weak relative to the Canadian dollar. This weakness of the U.S. dollar had a positive impact on our consolidated results of operations because the foreign denominations translated into more U.S. dollars. During the last half of 2008, however the U.S. dollar strengthened relative to the Canadian dollar. This change adversely impacted our results of operations as amounts in Canadian dollars generally translated into fewer U.S. dollars. To the extent the U.S. dollar strengthens further, this will continue to have an unfavorable impact on our consolidated financial position and results of operations including the amount of revenue that we report in future periods. For additional information on foreign currency risk, refer to our discussion of foreign currency risk in “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A of this Annual Report on Form 10-K.

Increases in property taxes could adversely affect our business, financial condition and results of operations.

Our data centers are subject to state and local real property taxes. The state and local real property taxes on our data centers may increase as property tax rates change and as the value of the properties are assessed or reassessed by taxing authorities. Many state and local governments are facing budget deficits, which may cause them to increase assessments or taxes. If property taxes increase, our business, financial condition and operating results could be adversely affected.

Certain of our stockholders have significant control.

Several of our stockholders each hold voting control over greater than 10% of our outstanding common stock. In addition, these stockholders are not prohibited from buying shares of our stock in public or private transactions. As a result, each of these stockholders is able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could prevent or delay a third party from acquiring or merging with us.

We may be vulnerable to security breaches which could disrupt our operations and have a material adverse effect on our financial performance and operating results.

A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate either our proprietary information or the personal information of our customers, or cause interruptions or malfunctions in our operations. We may be required to expend significant capital and financial resources to protect against such threats or to alleviate problems caused by breaches in security. As techniques used to breach security change frequently, and are generally not recognized until launched against a target, we may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, loss of existing or potential customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results.

A small number of customers account for a significant portion of our revenues, and the loss of any of these customers could significantly harm our business, financial condition and results of operations.

While no single customer accounted for 10% of our revenues for the year ended December 31, 2008, aggregate revenues for our top 10 customers accounted for approximately 25% of our total revenues during this period. We currently depend, and expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability, and financial stability. If any of our customers experience a decline in demand due to economic or other forces, the customer may reduce its level of commitment to us or terminate their relationship with us. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us could have a material adverse effect on our result of operations.

If the market price of our stock continues to be highly volatile, the value of an investment in our common stock may decline and our ability to provide incentive compensation to our employees may be negatively impacted.

The market price of the shares of our common stock has been and may continue to be volatile. From February 7, 2007 to December 31, 2008, the price of our common stock on the NASDAQ Global Select Market has ranged from $3.92 to $22.00 per share. General economic and market conditions, and market conditions for telecommunications stocks in general, may affect the market price of our common stock.

Announcements by us or our key customers or competitors may have a significant impact on the market price of our common stock. These announcements may relate to:

•	our operating results;

•	general conditions in our industry;

•	new issuance of equity, debt, or convertible debt by us;

•	developments in our relationships with customers;

•	changes in regulatory policy or interpretation;

•	changes in the rating of our stock by securities analysts;

•	our development of additional data center space;

•	acquisitions by us of complementary businesses; or

•	the operational performance of our data centers.

Furthermore, stock prices for many companies and emerging telecommunications companies in particular, fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations and demand for our services, may adversely affect the market price of our common stock.

As is common in our industry, our management team and employees are typically compensated through grants of equity awards in addition to their regular salaries. The volatility of our stock price, and its current depressed levels, may negatively impact our ability to provide equity incentive value to our management team and employees. To the extent we are unable to offer competitive compensation packages to our employees and adequately maintain equity incentive value, this may have a material adverse effect on our business, financial condition, and results of operations.

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

As a public company, we must meet certain requirements for disclosure and internal controls and procedures. The process of designing and implementing effective controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of controls and procedures that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish and maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our financial statements and harm our operating results. In addition, we are required to document and test our disclosure and internal controls and procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our disclosure controls and procedures, the effectiveness of our internal control over financial reporting and a report by our independent auditors on our internal control over financial reporting. Testing and maintaining our disclosure and internal controls and procedures may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective disclosure controls and procedures, effective internal control over financial reporting in accordance with Section 404 or our independent auditors may not issue a favorable assessment. If either we are unable to conclude that we have effective disclosure controls and procedures, effective internal control over financial reporting or our independent auditors are unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Risks Related To Our Industry

Our business depends on the continued use of the Internet, as well as the increasing adoption and usage of bandwidth intensive services.

Acceptance and use of the Internet may not continue to develop at historical rates and a sufficiently broad base of consumers may not continue to use the Internet and other online services as a medium of communication, commerce, and entertainment. Demand for Internet services and products is subject to a high level of uncertainty and such services and products are subject to significant pricing pressure. As a result, we cannot be certain that a viable market for our services will be sustainable in our markets. If the market for our services grows more slowly than we currently anticipate, our revenues and operating results will be materially and adversely affected.

Industry consolidation may have a negative impact on our business.

The telecommunications industry has a history of consolidation. As our customers consolidate, there may be fewer telecommunications service providers available in our data centers and, with less network density in our data centers, our network-neutral interconnection and colocation services may become less attractive to our customers. Further, our customers may require less colocation and interconnection services as they combine businesses. Given the competitive and evolving nature of this industry, further consolidation of our customers and competitors may present a risk to our network-neutral business model and have a material adverse effect on our revenues and results of operations.

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

In addition, our large telecommunications service provider customers that may be colocated at our data centers and our competitors’ data centers may, for reasons that are beyond our control, decide to upgrade the equipment in our competitors’ data centers but not at our data centers. This could lead to the phasing out of our data centers as a marketplace for telecommunications services, making our services less desirable for our customers. Such an occurrence would adversely affect our financial condition, our ability to retain existing customers, and our ability to attract new customers.

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

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Tampa, Florida. We lease space for our data centers in buildings with a significant concentration of telecommunications carriers or buildings located near the primary telecommunications central offices within a particular market. This proximity to telecommunications carriers significantly reduces the cost and complexity of connecting their networks to our data centers. We currently operate 34 data centers. The amount of gross square footage in each of our markets ranges from 8,000 to 254,300 square feet. The amount of gross square footage for our top ten revenue markets ranges from 20,600 to 254,300 square feet. As of February 15, 2009, the following table shows the number and gross square footage of our data centers, along with other information:

Market	Number of our Facilities	Approximate Gross Square Footage	Lease Expiration Dates	Approximate 2009 Annual Cash Rent (in thousands)	Renewal Option and Other Data
Top Markets
New York Metro area*	4	254,300	Ranges from 4/2010 to 7/2023	$7,017	(1)
San Francisco Bay area*	3	107,200	Ranges from 8/2009 to 2/2025	$4,180	(2)
Atlanta*	1	106,200	Ranges from 11/2009 to 11/2013	$669	(3)
Northern Virginia area*	3	84,200	Ranges from 7/2014 to 10/2024	$3,601	(4)
Dallas*	3	72,200	Ranges from 6/2014 to 6/2020	$2,126	(5)
Seattle*	2	62,700	Ranges from 4/2014 to 9/2023	$4,208	(6)
Toronto	1	58,800	Ranges from 4/2011 to 3/2019	$3,977	(7)
Philadelphia	2	41,900	Ranges from 1/2018 to 10/2022	$1,250	(8)
Chicago	1	21,700	11/2013	$356	(9)
Los Angeles	1	20,600	2/2019	$928	(10)

Top Markets Total	21	829,800
Other Markets**	13	220,500

Total	34	1,050,300

*	Denotes market where we also provide Internet exchange services.
**	Boston, Buffalo, Cleveland, Denver, Detroit, Indianapolis, Miami (2 data centers), Nashville, Phoenix, Pittsburgh, St. Louis and Tampa.
(1)	Of our leased space in the New York Metro area, approximately 180,300 square feet are subject to a lease renewal option and approximately 74,000 square feet are not subject to a lease renewal option.
(2)	All of our leased space in the San Francisco Bay area is subject to a lease renewal option.
(3)	All of our leased space in Atlanta is subject to renewal options. Of our space in Atlanta, approximately 79,200 square feet have been recently leased, and such space is not expected to open to customers during 2009.
(4)	Of our leased space in Northern Virginia, approximately 59,600 square feet are subject to a lease renewal option, and approximately 24,600 square feet are not subject to a lease renewal option.
(5)	Of our leased space in Dallas, approximately 31,600 square feet are subject to a lease renewal option, and approximately 40,600 square feet are not subject to a lease renewal option. Space not subject to a lease renewal is under lease through June 2020.
(6)	All of our leased space in Seattle is subject to a lease renewal option.
(7)	All of our leased space in Toronto is subject to a lease renewal option.
(8)	Of our leased space in Philadelphia, 21,300 square feet are subject to a lease renewal option, and approximately 20,600 square feet are not subject to a lease renewal option.
(9)	All of our leased space in Chicago is not subject to a lease renewal option.
(10)	Our leased space in Los Angeles is not subject to a lease renewal option.

ITEM 3.	LEGAL PROCEEDINGS

On May 31, 2006, we and our predecessor, Switch & Data Facilities Company, LLC, were served with a lawsuit alleging our failure to execute a lease in October 2000 for a building in Milwaukee, Wisconsin. Plaintiffs are seeking $3.7 million for rent and associated lease charges due for the entire 10-year term of the lease. Plaintiffs are also seeking $0.8 million loss on the sale of the building and $0.2 million for attorneys’ fees. Management believes there is a range of likely outcomes and has accrued an amount at the low end of the range in accordance with Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company has accrued $0.1 million as of December 31, 2008, and such amount was included in lease litigation settlement in the Consolidated Statement of Operations for the year ended December 31, 2007. In the event of a settlement or trial, the ultimate expense to the Company may be materially different than the amount accrued.

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

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.0001, is listed on the Nasdaq Global Market under the stock symbol “SDXC” and has been so listed since February 8, 2007, when it was first listed in connection with our initial public offering. We have no public trading history prior to February 8, 2007. The following table sets forth on a per share basis the low and high closing prices of our common stock as reported by the Nasdaq Global Market for each fiscal quarter during the last two years.

	Fiscal 2007		Fiscal 2008
	Low	High	Low	High
Fourth Quarter	$15.02	$20.97	$4.21	$12.09
Third Quarter	14.74	20.55	10.09	17.52
Second Quarter	16.48	19.38	9.79	18.17
First Quarter	17.46	20.23	8.60	15.41

Holders

The number of registered stockholders of record of our common stock was 77 as of February 15, 2009. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

We have never paid any dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. Our existing credit facilities prohibit us from paying cash dividends, and any future financing agreements may prohibit us from paying any type of dividends.

Sales of Unregistered Securities

During the year ended December 31, 2008, we did not issue or sell any unregistered securities.

Equity Compensation Plans

We have filed a registration statement to register for resale 5,132,542 shares of common stock reserved for issuance under our 2007 Stock Incentive Plan. In January 2007, prior to the consummation of our initial public offering and corporate reorganization, the Board of Directors approved the 2007 Stock Incentive Plan (the “Plan”) and authorized the 5,132,542 shares of common stock to be reserved for issuance to employees, consultants or directors pursuant to the terms of the Plan.

During 2008, we granted 943,431 options to purchase equivalent shares of our common stock at a weighted-average exercise price of $10.95, of which 858,431 were granted to our employees with a 10-year contractual term, vesting 25% each year over the next four years. The remaining 85,000 options were granted to non-employee directors with a 10-year contractual term, of which 50,000 vest 25% each year over the next four years and 35,000 vest immediately.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	2,708,253	$12.10	2,424,289

Stock Performance Graph

The comparisons shown in the graph below are based upon historical data. The Company cautions that the stock performance shown in the graph below is not indicative of, nor intended to forecast the potential future performance of Switch and Data.

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act or the Exchange Act that might incorporate this Form 10-K or future filings made by Switch and Data under those statutes, the Stock Performance Graph shall not be deemed filed with the SEC and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by Switch and Data under those statutes.

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

We derived the financial data as of and for the year ended December 31, 2007 and 2008 from our audited financial statements. We derived the financial data as of December 31, 2006 and for the year ended December 31, 2006 from the audited financial statements of our predecessor, Switch & Data Facilities Company, Inc., appearing elsewhere in this Annual Report under Form 10-K. We derived the financial data as of December 31, 2004 and 2005 and for the years ended December 31, 2004 and 2005 from the audited financial statements of our predecessor not included in this Annual Report under Form 10-K.

Statement of Operations:

	For the year ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share data)
Revenues:	$90,461	$104,483	$111,028	$137,530	$171,525
Costs and operating expenses:
Cost of revenues, exclusive of depreciation and amortization	42,703	53,896	59,537	70,986	90,122
Sales and marketing	10,765	9,846	12,324	16,313	19,670
General and administrative	9,768	9,568	10,374	15,039	17,659
Depreciation and amortization	27,163	29,869	23,459	25,584	30,716
Lease litigation settlements	6,629	—	—	2,600	—
Asset impairment	826	145	1,842	—	—

Total cost and operating expenses	97,854	103,324	107,536	130,522	158,167

Operating income (loss)	(7,393)	1,159	3,492	7,008	13,358
Interest income	140	106	77	1,808	1,587
Interest expense	(5,374)	(9,356)	(14,812)	(6,622)	(19,193)
Loss from debt extinguishment	(409)	(769)	—	(2,809)	(695)
Other income (expense)	62	183	(34)	(305)	(768)

Loss from continuing operations before minority interest and income taxes	(12,974)	(8,677)	(11,277)	(920)	(5,711)
Minority interest in net income of consolidated partnership	(381)	—	—	—	—
Provision for income taxes	(63)	(69)	—	(263)	(1,324)

Loss from continuing operations	(13,418)	(8,746)	(11,277)	(1,183)	(7,035)
Income (loss) from discontinued operations	(54)	(2,528)	(444)	397	—

Net loss	(13,472)	(11,274)	(11,721)	(786)	(7,035)
Preferred stock accretions and dividends	(16,938)	(33,691)	(13,530)	(227,522)	—

Net loss, attributable to common stockholders	$(30,410)	$(44,965)	$(25,251)	$(228,308)	$(7,035)

Income (loss) per share-basic and diluted:
Continuing operations, attributable to common stockholders	$(0.28)	$(0.39)	$(0.23)	$(5.49)	$(0.20)
Discontinued operations	$(0.00)	$(0.03)	$(0.00)	$0.01	$—

Net loss, attributable to common stockholders	$(0.28)	$(0.42)	$(0.23)	$(5.48)	$(0.20)

Weighted average shares outstanding, basic and diluted	107,787	107,787	107,545	41,626	34,369

Balance Sheet Data:
	As of December 31,
	2004	2005	2006	2007	2008
	(In thousands)
Cash and cash equivalents	$13,707	$10,417	$3,671	$45,595	$14,706
Total assets	152,250	163,222	152,056	232,690	358,865
Long term obligations	65,291	153,602	151,816	72,160	191,748
Redeemable Preferred Stock	206,875	180,644	194,174	—	—
Total stockholders’ equity (deficit)	(144,866)	(189,360)	(214,320)	125,055	120,921
Statement of Cash Flow Data:
	For the year ended December 31,
	2004	2005	2006	2007	2008
	(In thousands)
Cash provided by (used in):
Operating activities	$17,645	$25,333	$16,991	$38,641	$45,614
Investing activities	(38,530)	(41,516)	(21,073)	(33,933)	(154,710)
Financing activities	23,929	12,875	(2,663)	36,563	78,863

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We believe transparency and clarity are the primary goals of financial reporting. We remain committed to the transparency of our financial reporting, providing our stockholders with informative financial disclosures and presenting an accurate view of our financial position and operating results.

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures and internal control over financial reporting and concluded that such controls and procedures were effective as of December 31, 2008. Management’s report on the effectiveness of our internal control over financial reporting and the related report of our independent registered public accounting firm are included in Item 9A, Controls and Procedures, and Item 15, Exhibits, Financial Statement Schedules, respectively, of this Annual Report on Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in eight sections:

•	Overview

•	Recent Highlights

•	Critical Accounting Estimates

•	Key Components of our Results of Operations

•	Results of Operations

•	Liquidity and Capital Resources

•	Recent Accounting Pronouncements

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

OVERVIEW

We are a premier provider of network-neutral data centers that house, power, and interconnect the Internet. Leading content companies, enterprises, and communications service providers rely on Switch and Data to connect to customers and exchange Internet traffic. Our colocation services provide space and power for customers’ networking and computing equipment allowing those customers to avoid the costs of building and maintaining their own data centers. As a network-neutral provider, we do not own or operate our own network, and, as a result, our interconnection services enable our customers to exchange network traffic through direct connections with each other or through peering connections with multiple parties. We provide our services in 34 data centers, which is the broadest network-neutral footprint in North America. Our footprint includes our data center in Palo Alto, one of the first commercial Internet exchanges in the world. Our high network densities, as demonstrated by approximately 21,100 cross connects between our customers, create a network effect, which provides an incentive for our existing customers to remain within our data centers and is a differentiating factor in attracting new customers.

RECENT HIGHLIGHTS

In January 2009, we exercised the provisions under our existing Fourth Amended and Restated Credit Agreement to draw down the $22.5 million delayed draw term loan. Such proceeds will be used to fund a portion of our capital expenditures for 2009.

In December 2008, we opened 9,000 square feet of space in one of our Seattle data centers. The lease for such space has a lease term through 2023, with renewal options through 2033.

In October 2008, we opened phase 1 of our 163,000 square foot data center in the New York Metro area.

In September 2008, we executed a lease agreement for a 79,200 square foot data center in Atlanta, Georgia. The lease term is through 2023, with a renewal option of up to fifteen years.

In July 2008, we filed a Form S-3 with the SEC using a “shelf” registration process. Under this shelf registration process, from time to time, we may offer shares of our common stock, shares of our preferred stock, warrants and debt securities, or a combination of any of these securities, at an aggregate initial offering price not to exceed $300 million.

In May 2008, we opened 20,000 square feet of additional space in one of our Dallas data centers.

In April 2008, we opened 25,900 square feet of additional space in our Toronto data center.

In April 2008, we executed an amended lease agreement for an 18,200 square foot data center in the New York Metro area. The lease term is through 2023.

In March 2008, to fund our expansion efforts, we entered into the 2008 Credit Facility. This provided us with up to $157.5 million in committed debt financing to fund our projected capital expenditures. New data centers in the New York Metro and San Francisco Bay areas and expansion of data centers in Toronto and Dallas accounted for a majority of the capital expenditures.

In January 2008, we executed an amended lease agreement for one of our Northern Virginia area data centers extending the existing lease term to 2024 for 22,800 square feet. As part of the agreement, we leased an additional 21,000 square feet.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion of our financial condition and results of operations are derived from our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. In preparing our consolidated financial statements, we make estimates and assumptions that can have a significant impact on our financial position and results of operations. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions, and these differences could be material.

Fair Value. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), which is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. In summary, FAS 157 does the following:

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

3.	Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of our creditworthiness when valuing liabilities; and

4.	Expands disclosures about instruments measured at fair value.

FAS 157’s valuation hierarchy prioritizes the valuation inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs, the lowest level of inputs, are unobservable inputs based on assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

We adopted FAS 157 as of January 1, 2008, with the exception of the application of FSP 157-2 to non-recurring non-financial assets and non-financial liabilities. Non-recurring non-financial assets and non-financial liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value for impairment testing, including goodwill, other intangible assets, and property and equipment. The adoption of FAS 157 resulted in a cumulative transition adjustment of $0.1 million that decreased our derivative liability and increased retained earnings.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008:

		Fair Value of Measurement at December 31, 2008 Using:
(in thousands)	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$14,706	$14,706	$—	$—
Derivative Liabilities	$7,434	$—	$7,434	$—

The following is a description of the our valuation methodology for assets and liabilities measured at fair value.

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

Interest Rate Swaps. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using a model based on significant other observable inputs (Level 2 inputs). The model utilizes Eurodollar Futures settlement pricing from the Chicago Mercantile Exchange to estimate future LIBOR rates and in turn estimate amounts to be received or paid under the terms of the interest rate swap agreements.

In accordance with FAS 157, we consider nonperformance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit worthiness of the counterparty when we are in a gain position, or our own credit worthiness when we are in an unrealized loss position. This assessment of nonperformance risk is generally derived from credit ratings, credit spreads, and other financial analysis. The impact of the nonperformance risk adjustments for the our assets and liabilities carried at fair value was not material at December 31, 2008.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“FAS 159”), which is effective for fiscal years beginning after November 15, 2007. FAS 159 provides the option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. We have elected to not apply FAS 159 to any of our assets or liabilities.

Revenue Recognition and Allowance for Doubtful Accounts. We generate recurring revenue from providing colocation and interconnection services. More than 90% of our revenues are generated from these recurring revenues. Our remaining revenues are non-recurring and consist primarily of technical support and installation services.

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

Technical support services are provided primarily on a time and materials basis and are billed and recognized in the period services are provided.

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

Impairment of Long-Lived Assets. We account for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. We evaluate the carrying value of our long-lived assets, primarily consisting of the assets in our data centers and customer-based assets acquired through acquisition, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant loss of customers within a data center, or significant reductions in projected future cash flows. We prepare this analysis by assessing the future undiscounted net cash flows generated by each data center or asset over their respective useful lives and comparing this against the carrying value of that data center or asset. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we write down such assets based on the excess of the carrying amount over the fair value of the assets. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including future levels of sales, long-term forecasts of the amounts and timing of overall market growth, discount rates, and terminal growth rates.

Goodwill and Other Intangible Assets. We account for goodwill under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). This statement requires an impairment only approach to accounting for goodwill. The FAS 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment. FAS 142 requires goodwill to be tested for impairment annually at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.

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

Contingent Liabilities. Management estimates the amount of contingent liabilities based on the best information available at the time of determination. For litigation claims, when management with consultation from legal counsel can reasonably estimate the range of loss and an unfavorable outcome is probable, a contingent liability is recorded. As additional information becomes available, we assess the potential liability related to pending litigation and revise our estimates. Revisions in our estimates of the potential liabilities could materially impact our results of operation and financial position.

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

We currently have provided for a full valuation allowance against our net current and long-term deferred tax assets. We have considered future taxable income in assessing the need for the valuation allowance. Based on the available evidence, management does not believe that the net deferred tax assets will be realizable in the foreseeable future. Should we determine that we would be able to realize our deferred tax assets in the foreseeable future, an adjustment to the deferred tax assets would increase income in the period such determination was made.

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The determination of income taxes also involves estimating the impact of additional taxes resulting from tax examinations and uncertainties in the application of tax laws and regulations. Accruals for tax contingencies require management to estimate the actual outcome of any such audits and the impact of uncertainties. Actual results could vary from these estimates.

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

For options granted during the years ended December 31, 2007 and 2008, the fair value of each option grant was based on the Black-Scholes option-pricing model with the following assumptions:

	For the year ended December 31, 2007		For the year ended December 31, 2008
	Option to non-employee directors vesting immediately	Options vesting 25% annually for four years	Option to non-employee directors vesting immediately	Options vesting 25% annually for four years
Expected term of the options	5.00 years	6.25 years	5.00 years	6.25 years
Risk-free interest rate	4.70%	3.60% to 4.67%	2.88%	2.83% to 3.42%
Expected stock price volatility	81.17%	85.50% to 99.55%	61.08%	76.27% to 82.81%
Expected dividend yield	None	None	None	None

As a public company without sufficient option exercise history, we estimate the expected term of options granted by taking the weighted average of the vesting period and the contractual term of the option, as illustrated in Staff Accounting Bulletin No. 107 Share-Based Payment (“SAB 107”) and Staff Accounting Bulletin No. 110, Year-End Help For Expensing Employee Stock Options. We use the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on our equity awards. As a public company without a sufficient history of common stock prices for a period equal to the expected option term, we estimate the future stock price volatility of our common stock by supplementing our historical volatility with the historical volatility of a similar company. We believe such an approach best represents our future volatility in accordance with SAB 107. We do not anticipate paying any cash dividends in the foreseeable future, and therefore, assumed an expected dividend yield of zero in the option-pricing model.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS

Metrics

We use several primary metrics to analyze our revenues and measure our performance. These metrics include:

Number of cross connects. The number of cross connects is a measure of our network density. By increasing network densities within our data centers, we are able to further enhance our value proposition to our customers. We target customers with bandwidth intensive and network centric requirements. These customers require data centers with high network densities to optimize their services and enhance the experiences of their customers.

Cabinet equivalents billed. Our data centers have a finite amount of space and power that can be utilized to provide colocation services. This space is measured in cabinet equivalents, which includes an assessment of required power and cooling. Cabinet equivalents billed is an indication of how much space in our data centers is generating revenue. Cabinet equivalents billed is the sum of the total cage square footage billed divided by 20, plus the actual cabinets billed in each data center.

Utilization rate. The utilization rate represents the percentage of our data center space that has been sold to customers. The number fluctuates due to increases in capacity (new data centers and expansion space), the addition of new sales and the loss of existing customers (churn). The utilization rate is calculated as a percentage, the numerator of which is equal to the total space licensed to our customers and the denominator of which is equal to the total licensable space taking into account existing power and cooling. Our utilization rate has decreased as a result of our investments in capacity during 2008.

Percentage of incremental sales to existing customers. This percentage is indicative of where our new sales are generated. Over the past few years, approximately 80% of all new sales have come from existing customers. We believe this percentage is a testament to our customers’ satisfaction of how we meet their needs through our services.

Churn as a percentage of recurring revenues. Churn represents lost revenues during a given period. Our business is based on a recurring revenue model, so lost revenues in a period affect future periods. Over the last two years, the churn we have experienced is approximately 1.1% of monthly recurring revenue; churn experienced during 2008 averaged 1.3%. We believe that churn will increase in absolute dollars as we continue to grow.

New sales. New sales represent the recurring revenues expected from orders initiated during the given quarter. New sales are an indication of our business’s ongoing health and growth. Monthly recurring revenue represents new service agreements entered into by new and existing customers during the given quarter. Revenue from these agreements will recur monthly over the life of the agreement. Non-recurring revenue represents the one-time installation fees associated with new service agreements. These one-time fees are billed to customers upon completion of the installation service and such revenue is recognized on a straight-line basis over the life of the agreement.

The following tables present a summary of these metrics for the periods indicated:

	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Number of cross connects	19,577	19,797	20,419	20,879	21,149
Cabinet equivalents billed	6,883	7,034	7,117	7,347	7,596
Utilization rate	70.6%	70.3%	65.0%	62.9%	58.4%

	For the three months ended
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Percentage of incremental sales to existing customers	81%	89%	75%	75%	84%
Churn as a percentage of recurring revenues	1.2%	1.1%	1.5%	1.1%	1.5%
New Sales (In thousands):
Recurring revenue	$878	$1,333	$1,487	$1,488	$1,305
Non-recurring revenue	1,741	1,830	2,418	2,180	1,717

New Sales	$2,619	$3,163	$3,905	$3,668	$3,022

Revenues

Our revenues consist of recurring and non-recurring revenues. We generate recurring revenue from our network-neutral interconnection and colocation services. Our ability to sell our colocation space within each data center is limited by the space required by our existing power and cooling infrastructure, as well as the customer requirements for power and cooling. Power and cooling requirements continue to grow on a per cabinet or square foot basis. We carefully monitor the power and cooling usage in each of our data centers and plan to invest in our power and cooling infrastructure to maximize the amount of utilizable space in our data centers. We generate non-recurring revenue from our TechSmart technical support services and installation services. To review our revenue recognition policies for our recurring and non-recurring revenues, refer to “Critical Accounting Policies and Estimates” above.

Colocation.

Space. We provide colocation space for a recurring monthly fee for a cabinet or rack, or on a per square foot basis for cage space. Our customers that license cage space typically use between 50 and 500 square feet in a data center, and often license such space in multiple data centers. Customers sign a service order, governed by the terms and conditions of a master services agreement, typically for one to three years.

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

Non-recurring Revenue.

We generate non-recurring revenue from the following services:

Installation Services. We receive one-time installation fees related to our interconnection and colocation services. The complexity of the installation determines the amount of fees charged to the customer. We typically receive a one-time fee per circuit or port for the installation of our interconnection services. We receive a one-time fee per cabinet or rack or per linear foot of cage space for the installation of our colocation services. We receive a one-time fee per amp for the installation of power, depending on the size of circuit and amount of voltage provided.

TechSmart Technical Support Services. We provide technical support services to assist customers with installation, circuit testing, equipment rebooting, and other related services. Customers pay for these services on an hourly basis or under contractual arrangements for a certain number of hours of technical support per month. We recognize revenue once the services have been provided.

The following table presents our revenues and percentage of revenues for the periods presented:

	For the three months ended December 31,				For the year ended December 31,
($ in Thousands)	2007		2008		2007		2008
Revenues
Colocation	$23,455	63%	$29,021	64%	$84,617	62%	$108,504	63%
Interconnection	11,856	32%	13,918	30%	45,408	33%	53,192	31%

Recurring Total	$35,311	95%	$42,939	94%	$130,025	95%	$161,696	94%
Non-recurring	2,186	5%	2,835	6%	7,505	5%	9,829	6%

Total	$37,497	100%	$45,774	100%	$137,530	100%	$171,525	100%

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of Revenues. Cost of revenues is comprised primarily of lease, utilities, personnel related expenses, maintenance and repair, telecommunications services, security, and property taxes. The components of our cost of revenues are mostly fixed in nature and do not vary significantly from period to period. However, certain components of our cost of revenues are variable in nature and are directly related to the growth of our revenues. We expect our utilities expenses to increase in the future on a per unit basis due to an increase in rates from our utility providers and increased power usage by our customers. Further, we experience seasonality in our utilities expenses based on temperatures and seasonal rate adjustments, which causes the amount of these expenses to fluctuate during the year. As a result of our expansions, we typically incur lease, utilities, and personnel related expenses prior to being able to accept customers for, and generate revenue from, new data centers. As we expand our data centers primarily in our top 10 markets, we expect cost of revenues to increase.

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

General and Administrative. General and administrative expenses include personnel related costs as well as travel, rent, insurance, legal, accounting, and consulting expenses. Personnel related expenses include wages, benefits and bonuses for our executive management as well as for our accounting, legal, data center design and construction, information technology, and human resources employees. We expect our general and administrative expenses to increase in absolute dollars as we incur additional costs to support the growth of the Company, including higher personnel, legal, insurance, and financial reporting expenses, but we expect general and administrative expenses to decrease as a percentage of revenues.

Depreciation and Amortization. Depreciation expense includes depreciation of our leasehold improvements, generators, uninterruptible power systems, direct current power plants, heating, ventilation and air-conditioning equipment, furniture and fixtures. Amortization expense is composed of the amortization of our customer based intangible assets and debt issuance costs related to our acquisitions.

Asset Impairment. Asset impairment expenses represent the write-off of capitalized data center related assets which we have determined to be impaired.

Other Expense, Net

Other Expense, Net. Other expenses primarily include non-income based taxes and related interest and penalties.

RESULTS OF OPERATIONS

The following is a more detailed discussion of our financial condition and results of operations for the periods presented. The year-to-year comparison of financial results is not necessarily indicative of future results.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Revenues

	For the year ended December 31,		$ Change	% Change
($ in Thousands)	2007	2008
Revenues	$137,530	$171,525	$33,995	25%

Revenues increased primarily from the sale of our services to new and existing customers. Expansion projects during 2007 and 2008 created additional product capacities in our top ten markets. This expansion, coupled with the demand of increasing IP traffic growth, allowed for an increased number of sales, as well as larger average sales, to new and existing customers. We experienced a 25% increase in revenues in 2008 over 2007. Also, over 30% of new sales for 2008 were in our new or expanded data centers. Recurring revenue increased by $31.7 million. The recurring revenue increase consisted of colocation and interconnection revenue of $23.9 million and $7.8 million, respectively. Cabinet equivalents billed were 7,596 at December 31, 2008, which is a 10.4% increase over the December 31, 2007 cabinet equivalents billed of 6,883. The number of cross connects was 21,149 at December 31, 2008, which is an 8.0% increase over December 31, 2007 cross connects of 19,577. Existing customers comprised 80% of incremental sales during the year ended December 31, 2008. Churn as measured by monthly recurring revenue increased to 1.3% for the year ended December 31, 2008, from 1.0% for the year ended December 31, 2007. Non-recurring revenue increased by $2.3 million primarily from increased installation revenue.

Cost of Revenues, Exclusive of Depreciation and Amortization

	For the year ended December 31,		$ Change	% Change
($ in Thousands)	2007	2008
Cost of revenues, exclusive of depreciation and amortization	$70,986	$90,122	$19,136	27%
As a percent of revenue	52%	53%

The increase in cost of revenues was primarily from increased rent, utilities, and personnel expenses. Rent expense increased $5.3 million, primarily from expansion in the North Virginia area, Toronto, and Seattle. The increase in rent included $3.6 million of deferred rent for recently executed long-term leases. Utilities increased $5.3 million due to rate increases and additional usage by our customers, largely in our New York Metro area data centers. Personnel expenses increased $3.0 million from additional headcount to support customer growth. Personnel expenses also included non-cash stock compensation expense of $1.9 million and $1.3 million for the years ended December 31, 2008 and 2007, respectively. Carrier services, repairs and maintenance, and bad debt expense increased by $1.8 million, $1.4 million, and $0.9 million, respectively. We anticipate our cost of revenues will increase in absolute dollars as we continue our expansion, while the cost of revenues as a percentage of revenue will decrease as data centers capacity is filled.

Sales and Marketing

	For the year ended December 31,		$ Change	% Change
($ in Thousands)	2007	2008
Sales and marketing	$16,313	$19,670	$3,357	21%
As a percent of revenue	12%	11%

The increase in sales and marketing expense is primarily related to personnel related expenses. Personnel related expenses increased by $3.0 million, primarily for sales commissions and wages due to additional headcount. Such expense also included non-cash stock compensation expense of $2.1 million and $1.1 million for the years ended December 31, 2008 and 2007, respectively. We expect sales and marketing expenses to increase in absolute dollars, as we invest in sales distribution and marketing.

General and Administrative

	For the year ended December 31,		$ Change	% Change
($ in Thousands)	2007	2008
General and administrative	$15,039	$17,659	$2,620	17%
As a percent of revenue	11%	10%

The increase in general and administrative expenses was primarily due to increased personnel related expenses, professional fees, and back office equipment and system maintenance. Personnel related expenses increased by $1.6 million. Such expense also included non-cash stock compensation of $2.3 million and $1.8 million for the years ended December 31, 2008 and 2007, respectively. Professional fees and back-office expenses increased by $0.4 million. We expect general and administrative expenses to continue to decrease as a percentage of revenues as we continue to increase our scale because we expect the size of our revenues to increase at a greater rate than our general and administrative expenses.

Depreciation and Amortization

	For the year ended December 31,		$ Change	% Change
($ in Thousands)	2007	2008
Depreciation and amortization	$25,584	$30,716	$5,132	20%
As a percent of revenue	19%	18%

Depreciation and amortization expenses increased by $5.1 million, or 20%, to $30.7 million for the year ended December 31, 2008 compared to $25.6 million for the year ended December 31, 2007. The increase was primarily related to the expansion of our data centers in the New York Metro and San Francisco Bay areas.

Lease Litigation Settlement

	For the year ended December 31,		$ Change	% Change
($ in Thousands)	2007	2008
Lease litigation settlement	$2,600	$—	$(2,600)	(100)%
As a percent of revenue	2%	0%

Lease litigation settlement for the year ended December 31, 2007 includes $2.5 million related to a lease settlement in West Palm Beach and $0.1 million for lease litigation in Milwaukee. There were no lease litigation settlement expenses in 2008.

Operating Income

	For the year ended December 31,		$ Change	% Change
($ in Thousands)	2007	2008
Operating income	$7,008	$13,358	$6,350	91%
As a percent of revenue	5%	8%

The increase in operating income is primarily related to the increase in revenue of $34.0 million from sales to new and existing customers. The increase in revenue was offset by increased expenses, including $19.1 million, $5.1 million, $3.4 million, and $2.6 million, for cost of revenues, depreciation and amortization, sales and marketing, and general and administrative, respectively.

Interest Expense, Interest Income, and Loss from Debt Extinguishment

	For the year ended December 31,		$ Change	% Change
($ in Thousands)	2007	2008
Interest expense	$(6,622)	$(19,193)	$(12,571)	190%
Interest income	$1,808	$1,587	$(221)	(12)%
Loss from debt extinguishment	$(2,809)	$(695)	$2,114	(75)%

The increase in interest expense is primarily due to the change in the fair value of our interest rate swaps. We convert a portion of the variable rate interest of our outstanding debt to fixed interest rates through the use of interest rate swap instruments. These instruments are marked to market value at the end of each quarter, with gains and losses treated as decreases or increases to interest expense. The change in market value of the derivative, directly related to the decreases in current and future LIBOR rates, resulted in an increase in interest expense of $6.9 million for the year ended December 31, 2008. The increase in interest expense was also attributable to the first full year of interest associated with our capital lease obligations, which increased to $4.4 million for the year ended December 31, 2008 from $0.6 million for the year ended December 31, 2007. Interest expense was also affected by an increase in our weighted average outstanding debt balance, which increased to

$99.8 million for the year ended December 31, 2008 from $55.4 million for the year ended December 31, 2007, as a result of borrowing additional funds under the 2008 Credit Facility.

Interest income decreased by $0.2 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease is attributable to a lower average cash balance and lower rates during 2008.

Loss from debt extinguishment was $0.7 million for the year ended December 31, 2008 due to the write-off of certain debt issuance costs related to our debt refinancing that occurred in March 2008. Loss from debt extinguishment for the year ended December 31, 2007 was due to the repayment of $104.7 million of our debt with proceeds from our initial public offering.

Provision for Income Taxes

	For the year ended December 31,		$ Change	% Change
($ in Thousands)	2007	2008
Provision for income taxes	$(263)	$(1,324)	$(1,061)	403%

The provision for income taxes increased by $1.1 million for the year ended December 31, 2008. During 2008 we experienced the effects of: (i) Canadian and several local jurisdiction net operating loss carryforwards becoming fully utilized; (ii) various new state income taxes; and (iii) the federal alternative minimum tax. Canadian, local jurisdiction, and federal taxes increased by $0.6 million, $0.3 million, and $0.1 million, respectively, during the year ended December 31, 2008.

Income from Discontinued Operations

	For the year ended December 31,		$ Change	% Change
($ in Thousands)	2007	2008
Income from discontinued operations	$397	$—	$(397)	(100)%

Income from discontinued operations decreased by $0.4 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. During 2007, leases for data centers in Chicago and Kansas City were not renewed. The results of operations for these data centers are shown here as discontinued operations.

Net Loss

	For the year ended December 31,		$ Change	% Change
($ in Thousands)	2007	2008
Net loss	$(786)	$(7,035)	$(6,249)	795%

Net loss increased by $6.2 million to $7.0 million for the year ended December 31, 2008. The change in net loss is primarily attributable to the impact of the decrease in the fair value of our interest rate swaps of $6.9 million.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Revenues

	For the year ended December 31,		$ Change	% Change
($ in Thousands)	2006	2007
Revenues	$111,028	$137,530	$26,502	24%

Revenues increased by $26.5 million. Recurring revenue increased by $23.9 million from the sale of our services to new and existing customers and lower churn. The recurring revenue increase consisted of colocation and interconnection revenue of $19.7 million and $4.2 million, respectively. Existing customers comprised 86% of incremental sales during the year ended December 31, 2007. In addition, churn as measured by monthly recurring revenue was 1.0% for the year ended December 31, 2007, as compared to 1.4% for the year ended December 31, 2006. Non-recurring revenue increased by $2.6 million. This increase is a result of increased installation revenue.

Cost of Revenues, exclusive of Depreciation and Amortization

	For the year ended December 31,		$ Change	% Change
($ in Thousands)	2006	2007
Cost of revenues, exclusive of depreciation and amortization	$59,537	$70,986	$11,449	19%
As a percent of revenue	54%	52%

Cost of revenues increased by $11.5 million. The increase was primarily from personnel expenses of $4.1 million directly related to supporting customer growth, which includes stock compensation expense of $1.3 million, a utilities increase of $3.3 million from additional power used by our customers, and a rent expense increase of $2.4 million, primarily from expansions in Seattle, Dallas, New York and Toronto. Property and other taxes increased by $1.0 million during 2007, primarily as the result of an excise tax audit by the State of Washington.

Sales and Marketing

	For the year ended December 31,		$ Change	% Change
($ in Thousands)	2006	2007
Sales and marketing	$12,324	$16,313	$3,989	32%
As a percent of revenue	11%	12%

Sales and marketing expenses increased by $4.0 million. The increase is primarily from higher commissions of $1.6 million, stock based compensation of $1.1 million, and wages of $0.9 million.

General and Administrative

	For the year ended December 31,		$ Change	% Change
($ in Thousands)	2006	2007
General and administrative	$10,374	$15,039	$4,665	45%
As a percent of revenue	9%	11%

General and administrative expenses increased by $4.6 million. The increase was primarily from an increase of $1.8 million in stock based compensation, wages of $1.2 million, and professional fees associated with lease litigation and public company costs of $0.9 million.

Depreciation and Amortization

	For the year ended December 31,		$ Change	% Change
($ in Thousands)	2006	2007
Depreciation and amortization	$23,459	$25,584	$2,125	9%
As a percent of revenue	21%	19%

Depreciation and amortization expenses increased by $2.1 million. The increase was due primarily to capital expenditures in our San Francisco Bay area and New York Metro area data centers.

Lease Litigation Settlement

	For the year ended December 31,		$ Change	% Change
($ in Thousands)	2006	2007
Lease litigation settlement	$—	$2,600	$2,600	N/A
As a percent of revenue	0%	2%

Lease litigation settlement for the year ended December 31, 2007 includes $2.5 million related to a lease settlement in West Palm Beach and $0.1 million for lease litigation in Milwaukee.

Asset Impairment

	For the year ended December 31,		$ Change	% Change
($ in Thousands)	2006	2007
Asset Impairment	$1,842	$—	$(1,842)	(100)%
As a percent of revenue	2%	0%

Asset impairment expense decreased by $1.8 million. We evaluate the carrying value of our long-lived assets, consisting primarily of the assets in our colocation data centers, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant loss of customers within a data center, or significant reductions in projected future cash flows. As a result of our asset impairment analysis, we determined that assets in data centers located in Indianapolis and Dallas had become impaired in 2006.

Operating Income

	For the year ended December 31,		$ Change	% Change
($ in Thousands)	2006	2007
Operating income (loss)	$3,492	$7,008	$3,516	101%
As a percent of revenue	3%	5%

Operating income increased by $3.5 million. The increase is primarily related to the increase in revenue of $26.5 million from sales to new and existing customers and lower churn. The increase in revenue was offset by increased expenses, including $11.5 million, $4.6 million, $4.0 million, and $2.1 million, for cost of revenues, general and administrative, sales and marketing, and depreciation and amortization, respectively.

Interest Expense, Interest Income, and Loss from Debt Extinguishment

	For the year ended December 31,		$ Change	% Change
($ in Thousands)	2006	2007
Interest expense	$(14,812)	$(6,622)	$8,190	(55)%
Interest income	$77	$1,808	$1,731	2248%
Loss from debt extinguishment	$—	$(2,809)	$(2,809)	N/A

Interest expense decreased by $8.2 million. The decrease was attributable to a lower average outstanding debt balance, which decreased from $144.8 million for the year ended December 31, 2006 to $55.4 million for the year ended December 31, 2007, primarily as a result of extinguishing a portion of our debt with $104.7 million of our initial public offering proceeds.

The decrease in interest expense for our debt was offset by a change in the fair value of our interest rate swap. We converted 100% of our outstanding debt to fixed interest rates through the use of this interest rate swap. Our interest rate swap had a notional value of $31.8 million more than our outstanding debt. This instrument was marked to market value at the end of each quarter, with gains and losses treated as decreases or increases to interest expense. The change in market value of the derivative resulted in an increase in interest expense of $1.2 million for the year ended December 31, 2007.

Interest income increased by $1.7 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase is from interest earned on the higher cash balance comprised mostly of the initial public offering proceeds.

The $2.8 million of loss on debt extinguishment includes the write-off of $2.4 million of capitalized debt issuance costs and a $0.4 million prepayment fee.

Income (Loss) from Discontinued Operations

	For the year ended December 31,		$ Change	% Change
($ in Thousands)	2006	2007
Income (Loss) from discontinued operations	$(444)	$397	$841	N/A

Income (loss) from discontinued operations increased by $0.8 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. During 2007, leases for data centers in Chicago and Kansas City were not renewed. The results of operations for these data centers have been shown here as discontinued operations.

Net Loss

	For the year ended December 31,		$ Change	% Change
($ in Thousands)	2006	2007
Net loss	$(11,721)	$(786)	$10,935	(93)%

Net loss decreased by $10.9 million. The decrease is primarily related to the increase in revenue of $26.5 million from sales to new and existing customers and lower churn, a decrease in interest expense of $8.2 million, and an increase in interest income of $1.7 million. This was offset by increased expenses, including $11.5 million, $4.6 million, $4.0 million, $2.8 million, and $2.1 million, for cost of revenues, general and administrative, sales and marketing, loss on debt extinguishment, and depreciation and amortization, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	For the year ended December 31,
(In thousands)	2006	2007	2008
Cash provided by (used in):
Operating activities	$16,991	$38,641	$45,614
Investing activities	(21,073)	(33,933)	(154,710)
Financing activities	(2,663)	36,563	78,863

Sources and Uses of Cash

Historically, our principal sources of cash are from our operating activities and the funds available to us from our debt borrowings. On March 27, 2008, we entered into 2008 Credit Facility. On March 28, 2008, the effective date of the 2008 Credit Facility, the full $120 million of the Term Loan was funded to repay the $38.2 million of term debt remaining outstanding under our previous credit agreement, and to also fund our 2008 expansion projects. On January 5, 2009, the full $22.5 million of the Delayed Draw Term Loan was funded, which will be used to fund a portion of our capital expenditures in 2009. No fundings have occurred under the Revolver; however, a $1.4 million letter of credit was issued as a security deposit under the Revolver.

Our capital expenditures during 2008 were $154.7 million, and we added 3,300 cabinets to our product capacity. We expect our capital expenditures for 2009 to be approximately $75 million, which is expected to be funded by the 2008 Credit Facility and our cash flows from operations. Our 2009 capital expenditures will include the continued expansion of our new data center in the New York Metro area. These investments will increase product availability in New York Metro area, which will enable us to increase revenue and potentially reduce our accumulated losses. We typically incur lease, utility, and personnel related expenses prior to being able to accept customers for, and generate revenue from, the additional capacity. As a result of the operating leverage inherent in our business model, however, we believe incremental revenue from these expansions will increase operating cash flow. Because of the nature of most of our costs, which are fixed, once a market achieves positive cash flow from its operations, new revenues typically generate substantial cash flow at higher operating margins. While we expect that our cash flow from operations will continue to increase, we expect our cash flow used in investing activities, primarily as a result of our expansion efforts, to be greater than our cash flows generated from operating activities for at least the next twelve months.

Our capital expenditures will be less in 2009 than in 2008. The U.S. economy is currently undergoing a period of economic uncertainty, and the related financial markets are experiencing unprecedented volatility. Despite the current adverse general economic conditions, we have not experienced any liquidity issues. While we cannot provide any assurances, given our current cash position, cash needs, and debt structure, along with the type of short-term investments we have made, we believe that our existing cash balance, available borrowings under the 2008 Credit Facility, and cash generated from operating activities will be sufficient to meet our anticipated capital expenditures, debt service and working capital requirements for at least the next twelve months.

Net Cash Provided by Operating Activities. Net cash provided by operating activities for the year ended December 31, 2008 was $45.6 million. This was attributable to a net loss of $7.0 million, depreciation, amortization and other non-cash charges of $52.2 million and cash provided by net operating assets and liabilities of $0.4 million.

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

Net Cash Used in Investing Activities. Net cash used in investing activities for the year ended December 31, 2008 was $154.7 million compared to $33.9 million for the year ended December 31, 2007. Cash used in investing activities in 2008 was primarily for capital expenditures relating to the expansion of data centers in the New York Metro area, the San Francisco Bay area, and several of our other top markets. Cash used in investing activities in 2007 was primarily for capital expenditures relating to the expansion of data centers and the installation of additional power and cooling equipment in several of our top markets.

Cash used in investing activities in 2006 was primarily for capital expenditures relating to the expansion of our Palo Alto data center and the installation of additional power and cooling equipment in several of our top markets.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities for the year ended December 31, 2008 was $78.9 million compared to net cash provided by financing activities of $36.6 million for the year ended December 31, 2007. Cash provided from financing activities during 2008 was primarily from the 2008 Credit Facility. Cash provided from financing activities during 2007 was primarily from our initial public offering, net of $106.0 million in debt payments.

The cash used in financing activities in 2006 was primarily the result of principal repayments under our credit facilities and capitalized public offering costs.

Debt Obligations

As of December 31, 2008 we have $120 million in principal outstanding under the Term Loan and a $1.4 million letter of credit outstanding under the Revolver, and no borrowings have occurred under the Delayed Draw Term Loan or any Incremental Term Loan. Substantially all of the assets of the Company and its restricted subsidiaries are pledged as collateral for the 2008 Credit Facility, and the 2008 Credit Facility is guaranteed by the Company’s restricted subsidiaries. We have the option to pay interest on the Term Loan, the Delayed Draw Term Loan, and the Revolver at a rate equal to (a) 2.5% to 3.5% above the base rate (which is equal to the greater of the administrative agent’s prime rate and 0.5% above the federal funds rate) or (b) 3.5% to 4.5% above the LIBOR rate, where in each case the applicable margin changes based on our consolidated total leverage ratio. The current rate of interest is 3.5% above the base rate or 4.5% above the LIBOR rate. We also pay unused facility fees equal to 0.50% per annum on the unused portion of the Revolver and 0.75% per annum on the unused portion of the Delayed Draw Term Loan. The terms of the Incremental Term Loan are to be agreed upon at the time of request for such loan, if any.

Borrowings under the Revolver are available until September 26, 2013. Repayments of principal under Term Loan and the Delayed Draw Term Loan are due in scheduled quarterly installments, beginning March 31, 2010, with the final payment due and payable on March 27, 2014. All outstanding amounts under the Revolver are due and payable on September 27, 2013. The financial covenant ratios under the address our consolidated total leverage ratio, our consolidated senior leverage ratio, our annualized consolidated interest coverage ratio, and our annualized consolidated fixed charge coverage ratio. We were in compliance with all such financial covenant ratios as of December 31, 2008. A 10% change in the ratios would not change our compliance status.

The 2008 Credit Facility also requires that we comply with certain other covenants, which among other things, restrict our ability to incur additional debt, pay dividends and make other restricted payments, sell assets, enter into affiliate transactions and take other actions. We were in compliance with all such covenants as of December 31, 2008.

The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default, subject to customary cure rights, under the 2008 Credit Facility and, if not cured within any applicable cure period or waived by our lenders, could trigger acceleration of repayment and the exercise of remedies against the collateral and otherwise.

Capital Lease Obligation

In August 2007, we recorded a capital lease obligation for a data center in Sunnyvale, California (the “Sunnyvale Lease”). Monthly payments under the Sunnyvale lease commenced in August 2007 and will be made through July 2032 at an effective interest rate of 8.36% per annum. In February 2008, we recorded a capital lease obligation for a data center in North Bergen, New Jersey (the “North Bergen Lease”). Monthly payments under the North Bergen Lease commenced in August 2008 and will be made through July 2033 at an effective interest rate of 9.85% per annum. As of December 31, 2008 total capital lease obligations were $51.2 million. Remaining payments over the lease terms are $136.7 million.

Contractual Obligations

The following table summarizes, as of December 31, 2008, our minimum payments for long term debt and other obligations for the next five years and thereafter:

(in thousands)	Total	2009	2010 and 2011	2012 and 2013	Thereafter
Operating lease obligations	$327,544	$27,379	$53,969	$52,597	$193,599
Capital lease obligation	136,694	4,476	9,106	9,458	113,654
Long term debt*	142,500	—	42,750	85,500	14,250
Interest expense on long-term debt**	35,711	9,395	16,822	9,262	232

Total contractual obligations***	$642,449	$41,250	$122,647	$156,817	$321,735

*	Long term debt includes amounts due as of December 31, 2008 and the Delayed Draw Term Loan, which funded on January 5, 2009.
**	The interest expense forecast is based on 1-year LIBOR of 2.00% as of December 31, 2008 and applicable rates pursuant to the 2008 Credit Facility. Interest expense was calculated by multiplying the outstanding balance by the interest rate for the given time period.
***	The contractual obligation table above does not include income tax liabilities of $0.2 million recorded in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

Off Balance Sheet Arrangements

As of December 31, 2007 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off balance sheet arrangements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, (“FAS 141R”) to increase relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. FAS 141R replaces Statement of Financial Accounting Standards No. 141, Business Combinations, (“FAS 141”) but, retains the fundamental requirements of FAS 141 that the acquisition method of accounting be used and an acquirer be identified for all business combinations. FAS 141R expands the definition of a business and of a business combination and establishes how the acquirer is to: (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquiree ; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. FAS 141R will impact us if we elect to enter into a business combination subsequent to January 1, 2009.

In April 2008, the FASB issued Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142. FSP 142-3 also requires additional disclosures on information that can be used to assess the extent to which future cash flows associated with intangible assets are affected by an entity’s intent or ability to renew or extend such arrangements and on associated accounting policies. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. FSP 142-3 may impact us in the future if we acquire intellectual property or other intangible assets.

In October 2008, the FASB issued Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP clarifies the application of FAS 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FAS 157. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate as described in Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, (“FAS 154”), paragraph 19. The disclosure provisions of FAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. We will use this guidance for fair value measurement should we acquire any financial assets where there is no active market subsequent to January 1, 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We are required by our credit agreements to manage the interest rate risk on our debt. The floating interest rate on the outstanding debt of $120.0 million is swapped to a fixed rate through interest rate swap derivatives, thus significantly minimizing interest rate risk. In November 2005, we entered into an interest rate swap agreement with a notional amount of $70.0 million with a commencement date of February 2006 and maturity date of February 2009. In August 2008, we entered into an interest rate swap agreement with a notional amount of $75.0 million with a commencement date of February 2009 and maturity date of February 2012. In October 2008, we entered into an interest rate swap agreement with a notional amount of $45.0 million with a commencement date of February 2009 and maturity date of February 2012. The fixed LIBOR rates associated with these swaps are 4.758%, 4.070%, and 3.098%, respectively. If the three-month LIBOR rate is lower than these fixed rates, we will make cash payments rates equal to the fixed rate. If the three month LIBOR rate is higher than these fixed rates, we will receive cash payments for the difference between actual three-month LIBOR and the fixed rates. These swaps required no upfront payment.

As of December 31, 2008, the three-month LIBOR rate was 1.42%, which is lower than our contracted rates. A 10% change in the current LIBOR rate would not change our current net pay position.

On January 15, 2009, we canceled two of our existing interest rate swaps with notional values of $75.0 million and $45.0 million and fixed-rate components of 4.070% and 3.098%, respectively. There was no upfront cost to cancel these swaps. We then entered into a single interest rate swap agreement on a notional amount of $120.0 million with a commencement date of February 2009 and maturity date of February 2012. There was no upfront cost for this agreement. The fixed LIBOR rates associated with these swaps are 1.710% from February 2009 through February 2010 and 4.990% from February 2010 through February 2012. If the three-month LIBOR rate is higher than these fixed rates for the given periods, we will receive cash payments for the difference between actual three-month LIBOR and the fixed rates for the given periods. If the three-month LIBOR rate is lower than these fixed rates for the given periods, we will pay the difference between actual three-month LIBOR and the fixed rates for the given periods.

FOREIGN CURRENCY RISK

We have a data center located in Toronto, Canada. Revenue from this data center was 6.7% of our total revenues for 2008. We primarily receive payment for services provided at this data center, and primarily pay expenses related to it, in Canadian dollars, which mitigates our exposure to currency exchange rate risk. However, fluctuating foreign currency exchange rates have a direct impact on how our international results of operations translate into U.S. dollars. During 2007 and the first half of 2008, the U.S. dollar was fairly weak relative to the Canadian dollar. This weakness of the U.S. dollar had a positive impact on our consolidated results of operations because the foreign denominations translated into more U.S. dollars. During the last half of 2008, the U.S. dollar strengthened relative to the Canadian dollar. This change adversely impacted our results of operations as amounts in Canadian dollars generally translated into fewer U.S. dollars. We have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. dollar relative to the Canadian dollar would not have a significant effect on our financial position, results of operations, or cash flows. We do not maintain any derivative instruments to mitigate the exposure to translation and transaction risk. Our foreign exchange transaction gains and losses are included in our results of operations and were not material for all periods presented.

FAIR VALUE RISK

We do not have material exposure to market risk with respect to investments, because our investments consist primarily of highly liquid cash equivalent securities. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future.

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

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a)(1) and 15(a)(2) and begin at page F-2 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives and we are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

We carried out an evaluation required by Rule 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of December 31, 2008. Based upon this evaluation our CEO and CFO concluded that the design and operation of our current Disclosure Controls were effective to ensure that information disclosed by us in reports that we file or submit under the Exchange Act is (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may all become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated, under the supervision and with the participation of our CEO and our CFO, the effectiveness of the design and operation of internal control over financial reporting as of December 31, 2008.

Based on our evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein on page F-1 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

For the fourth quarter of 2008, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, executive officers and corporate governance is incorporated by reference to the information set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2008.

ITEM 11. EXECUTIVE	COMPENSATION

Information regarding executive compensation is incorporated by reference to the information set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence is incorporated by reference to the information set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated by reference to the information set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

For a list of the financial information included herein, see “Index to Consolidated Financial Statements” on page 40 of this Annual Report on Form 10-K.

(a)(2) Financial Statements Schedules

All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits

The list of exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding the exhibits hereto and is incorporated herein by reference.

Exhibit Number	Description of Document	Incorporated By Reference	Filing Date	Filed Herein

2.1	Agreement and Plan of Merger, dated January 24, 2007, by and between Switch and Data, Inc. and Switch & Data Facilities Company, Inc.	S-1/A Exhibit 2.1	2/16/2007

3.1	Amended Certificate of Incorporation	S-8 Exhibit 4.2	3/14/2007

3.2	Amended and Restated By-Laws	S-8 Exhibit 4.3	3/14/2007

3.3	Form of Certificate of Merger	S-1/A Exhibit 3.3	2/16/2007

4.1	Form of Specimen Common Stock Certificate	S-1/A Exhibit 4.1	2/16/2007

4.2	Fifth Amended and Restated Investors Agreement	S-8 Exhibit 4.4	3/14/2007

10.1	Employment Agreement, dated December 16, 2008, between Switch & Data Facilities Company, Inc. and Keith Olsen	8-K Exhibit 10.1	12/22/2008

10.2	Amended and Restated Employment Agreement, dated December 18, 2008, between Switch and Data Management Company LLC and George A. Pollock, Jr.	8-K Exhibit 10.2	12/22/2008

10.3	Amended and Restated Employment Agreement, dated December 18, 2008, between Switch and Data Management Company LLC and Ernest Sampera	8-K Exhibit 10.3	12/22/2008

10.4	Fourth Amended and Restated Credit Agreement, dated as of March 27, 2008, among Switch & Data Holdings, Inc., as the Borrower, the institutions party thereto from time to time as lenders, as the Lenders, Royal Bank of Canada, as the Administrative Agent, Royal Bank of Canada, as the Documentation Agent, General Electric Capital Corporation, as the Syndication Agent, and RBC Capital Markets Corporation, and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners	8-K Exhibit 10.1	3/31/2008

10.5	Offer Letter, dated August 8, 2005, between Switch and Data Management Company LLC and Ali Marashi	S-1 Exhibit 10.5	9/27/2006

10.6	Switch & Data 2007 Stock Incentive Plan	S-1/A Exhibit 10.9	2/16/2007

10.7	Agreement of Lease with 111 Eighth Avenue LLC, dated as of June 30, 1998	S-1/A Exhibit 10.10	2/7/2007

10.80	First Amendment of Lease with 111 Eighth Avenue LLC, dated as of August 3, 2005	S-1/A Exhibit 10.11	2/7/2007

Exhibit Number	Description of Document	Incorporated By Reference	Form Date	Filed Herein

10.9	Sublease with Global Crossing Telecommunications, Inc., dated as of November 21, 2005	S-1/A Exhibit 10.12	2/7/2007

10.10	First Amendment to Sublease with Global Crossing Telecommunications, Inc., dated as of May 4, 2006	S-1/A Exhibit 10.13	2/7/2007

10.11	Second Amendment to Sublease with Global Crossing Telecommunications, Inc., dated as of August 10, 2006	S-1 Exhibit 10.14	9/27/2006

10.12	Sublease Agreement with Abovenet Communications, Inc., dated as of March 13, 2003	S-1/A Exhibit 10.15	2/7/2007

10.13	Lease with 529 Bryant Street Partners, LLC, dated as of January 31, 2005	S-1/A Exhibit 10.16	2/7/2007

10.14	Amendment No. 2 to Lease with 529 Bryant Street Partners, LLC, dated as of January 31, 2005	S-1 Exhibit 10.17	9/27/2006

10.15	Form of Nonqualified Stock Option Agreement under the Switch & Data 2007 Stock Incentive Plan	10-K Exhibit 10.20	3/28/2007

10.16	Form of Incentive Stock Option Agreement under the Switch & Data 2007 Stock Incentive Plan	10-K Exhibit 10.21	3/28/2007

10.17	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of June 20, 2007	8-K Exhibit 10.1	6/22/2007

10.18	Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of June 20, 2007	8-K Exhibit 10.2	6/22/2007

10.19	Lease with 5851 Westside Avenue Associates, L.L.C., dated October 30, 2007	8-K Exhibit 10.1	11/5/2007

21.1	Subsidiaries of Switch & Data Facilities Company, Inc. as of December 31, 2008			X

23.1	Consent of Independent Registered Certified Public Accounting Firm			X

24.1	Power of Attorney (contained on signature page)			X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Tampa, State of Florida, on this 27th day of February, 2009.

SWITCH & DATA FACILITIES COMPANY, INC.

By:	/s/ KEITH OLSEN
Name:	Keith Olsen
Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith Olsen and George Pollock, Jr., and each of them, each with the power of substitution, their attorney-in-fact, to sign any amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM LUBY William Luby	Chairman of the Board of Directors	February 27, 2009

/s/ KEITH OLSEN Keith Olsen	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/s/ GEORGE POLLOCK, JR. George Pollock, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009

/s/ GEORGE KELLY George Kelly	Director	February 27, 2009

/s/ KATHLEEN EARLEY Kathleen Earley	Director	February 27, 2009

/s/ ARTHUR MATIN Arthur Matin	Director	February 27, 2009

/s/ M. ALEX WHITE M. Alex White	Director	February 27, 2009

/s/ G. MICHAEL SIEVERT G. Michael Sievert	Director	February 27, 2009

/s/ MICHAEL SILECK Michael Sileck	Director	February 27, 2009

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Switch & Data Facilities Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related statements of operations, stockholders’ equity (deficit) and comprehensive income and cash flows present fairly, in all material respects, the financial position of Switch & Data Facilities Company, Inc. and its subsidiaries at December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP

Tampa, Florida

February 25, 2009

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Per Share Amounts

	December 31, 2007	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$45,595	$14,706
Accounts receivable, net of allowance for bad debts of $415 and $818, respectively	9,029	11,497
Prepaids and other assets	1,468	2,429

Total current assets	56,092	28,632
Property and equipment, net	114,803	270,286
Goodwill	36,023	36,023
Other intangible assets, net	23,287	18,575
Other long-term assets, net	2,485	5,349

Total assets	$232,690	$358,865

Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$26,859	$34,131
Derivative Liability	624	7,434
Current portion of unearned revenue	3,567	3,629
Current portion of deferred rent	363	455
Current portion of customer security deposits	936	547
Current portion of long-term debt	3,750	—

Total current liabilities	36,099	46,196
Unearned revenue, less current portion	2,073	1,858
Deferred rent, less current portion	12,882	18,587
Customer security deposits, less current portion	93	376
Long-term debt, less current portion	34,439	120,000
Long-term portion of capital lease obligation	22,049	50,927

Total liabilities	107,635	237,944
Commitments and contingencies
Stockholders’ equity
Common stock, $0.0001 par value, authorized 200,000 shares; 34,311 and 34,563 issued and outstanding as of December 31, 2007 and December 31, 2008, respectively	3	3
Preferred stock, $0.0001 par value, authorized 25,000 shares; no shares issued	—	—
Unearned stock compensation	(15)	—
Additional paid-in capital	340,520	347,909
Accumulated deficit	(217,573)	(224,534)
Accumulated other comprehensive income (loss)	2,120	(2,457)

Total stockholders’ equity	125,055	120,921

Total liabilities, preferred stock and stockholders’ equity	$232,690	$358,865

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

In Thousands, Except Per Share Amounts

	For the year ended December 31,
	2006	2007	2008
Revenues	$111,028	$137,530	$171,525

Costs and operating expenses
Cost of revenues, exclusive of depreciation and amortization	59,537	70,986	90,122
Sales and marketing	12,324	16,313	19,670
General and administrative	10,374	15,039	17,659
Depreciation and amortization	23,459	25,584	30,716
Lease litigation settlement	—	2,600	—
Asset impairment	1,842	—	—

Total costs and operating expenses	107,536	130,522	158,167

Operating income	3,492	7,008	13,358
Interest income	77	1,808	1,587
Interest expense	(14,812)	(6,622)	(19,193)
Loss from debt extinguishment	—	(2,809)	(695)
Other expense, net	(34)	(305)	(768)

Loss from continuing operations before income taxes	(11,277)	(920)	(5,711)
Provision for income taxes	—	(263)	(1,324)

Loss from continuing operations	(11,277)	(1,183)	(7,035)
Income (loss) from discontinued operations	(444)	397	—

Net loss	(11,721)	(786)	(7,035)
Preferred stock accretions and dividends	(13,530)	(227,522)	—

Net loss attributable to common stockholders	$(25,251)	$(228,308)	$(7,035)

Income (loss) per share—basic and diluted
Continuing operations attributable to common stockholders	$(0.23)	$(5.49)	$(0.20)
Discontinued operations	(0.00)	0.01	—

Net loss attributable to common stockholders	$(0.23)	$(5.48)	$(0.20)

Weighted average shares outstanding	107,545	41,626	34,369

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME

Years Ended December 31, 2006, 2007, and 2008

In Thousands, Except Per Share Amounts

	Common Stock		Series B Common Stock		Special Junior Stock		Series D-1 and D-2 Preferred Stock		Additional Paid-In Capital	Unearned Stock Comp- ensation	Accumulated Other Compre- hensive Income	Accum- ulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2005	42,569	$4	65,217	$7	1,191	$—	481	$2	$—	$(403)	$751	$(189,721)	$(189,359)
Accretion of Series B convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	(13,530)	(13,530)
Issuance of Series D-2 preferred shares	—	—	—	—	—	—	56	3	—	—	—	—	3
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	266	—	—	266
Purchase and retirement of stock	(274)	—	—	—	—	—	—	—	—	—	—	—	—
Comprehensive loss
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,721)	(11,721)
Currency translation adjustments	—	—	—	—	—	—	—	—	—	—	21	—	21

Comprehensive loss													(11,700)

Balance as of December 31, 2006	42,295	$4	65,217	$7	1,191	$—	537	$5	$—	$(137)	$772	$(214,971)	$(214,320)

The accompanying notes are an integral part of these consolidated financial statements.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME—(Continued)

Years Ended December 31, 2006, 2007, and 2008

In Thousands, Except Per Share Amounts

	Common Stock (Successor)		Common Stock (Predecessor)		Series B Common Stock		Special Junior Stock		Series D-1 and D-2 Preferred Stock		Additional Paid-In Capital	Unearned Stock Comp- ensation	Accum- ulated Other Compre- hensive Income	Accum- ulated Deficit	Total Stock- holders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2006	—	$—	42,295	$4	65,217	$7	1,191	$—	537	$5	$—	$(137)	$772	$(214,971)	$(214,320)
Accretion of Series B convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,734)	(1,734)
Issuance of common shares	505	0	—	—	—	—	—	—	—	—	1,298	—	—	—	1,298
Initial public offering	9,000	1	—	—	—	—	—	—	—	—	139,199	—	—	—	139,200
Reorganization	24,807	2	(42,295)	(4)	(65,217)	(7)	(1,191)	—	(537)	(5)	195,921	—	—	—	195,907
Stock compensation	—	—	—	—	—	—	—	—	—	—	3,963	122	—	—	4,085
Excess tax benefits from stock-based compensation	—	—	—	—	—	—	—	—	—	—	139	—	—	—	139
Cumulative FIN 48 adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(82)	(82)
Comprehensive income
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(786)	(786)
Currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	1,348	—	1,348

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	562

Balance as of December 31, 2007	34,312	$3	—	$—	—	$—	—	$—	—	$—	$340,520	$(15)	$2,120	$(217,573)	$125,055

The accompanying notes are an integral part of these consolidated financial statements.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME—(Continued)

Years Ended December 31, 2006, 2007, and 2008

In Thousands, Except Per Share Amounts

	Common Stock		Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2007	34,312	$3	$340,520	$(15)	$2,120	$(217,573)	$125,055
Issuance of common shares	252	0	997	—	—	—	997
Stock compensation	—	—	6,299	15	—	—	6,314
Excess tax benefits from stock-based compensation	—	—	93	—	—	—	93
FAS 157 transition adjustment	—	—		—	—	74	74
Comprehensive loss							—
Net loss	—	—	—	—	—	(7,035)	(7,035)
Currency translation adjustments	—	—	—	—	(4,577)	—	(4,577)

Comprehensive loss	—	—	—	—	—	—	(11,612)

Balance as of December 31, 2008	34,564	$3	$347,909	$0	$(2,457)	$(224,534)	$120,921

The accompanying notes are an integral part of these consolidated financial statements.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands, Except Per Share Amounts

	For the year ended December 31,
	2006	2007	2008
Cash flows from operating activities:
Net loss	$(11,721)	$(786)	$(7,035)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	15,481	18,286	26,624
Amortization of debt issuance costs	848	417	667
Amortization of other intangible assets	8,004	7,288	4,092
Loss on debt extinguishment	—	2,359	695
Stock compensation expense	266	4,085	6,314
Provision for bad debts, net of recoveries	1,106	(54)	839
Deferred rent	1,642	2,203	6,094
Change in fair value of derivative	(468)	1,184	6,884
Asset impairment	2,193	—	—
Loss on disposal of fixed assets	129	3	5
Changes in operating assets and liabilities, net of acquired amounts
Increase in accounts receivable	(1,695)	(1,308)	(3,509)
Increase in prepaids and other assets	(150)	(219)	(997)
(Increase) decrease in other long term assets	35	(41)	(189)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	(62)	2,761	5,003
Increase in unearned revenue	1,383	2,463	127

Net cash provided by operating activities	16,991	38,641	45,614

Cash flows from investing activities:
Purchase of property and equipment	(21,355)	(33,934)	(154,710)
Proceeds from sale of property and equipment	282	1	—

Net cash used in investing activities	(21,073)	(33,933)	(154,710)

Cash flows from financing activities:
Principal payments under long-term debt	(781)	(105,968)	(38,188)
Principal payments under capital lease	—	(69)	—
Proceeds from long-term debt	—	—	120,000
Proceeds from issuance and sale of Series D Redeemable and Series D-1 Preferred stock, net of issuance costs	3	—	—
Proceeds from exercise of stock options	—	1,298	997
Excess Tax Benefits from stock-based compensation	—	139	93
Public offering costs	(1,528)	(1,072)	—
Proceeds from initial public offering, net of commissions	—	142,290	—
Debt issuance and amendment costs	(357)	(55)	(4,039)

Net cash provided by (used in) financing activities	(2,663)	36,563	78,863

Net increase (decrease) in cash and cash equivalents	(6,745)	41,271	(30,233)
Effect of exchange rate changes on cash	(1)	653	(656)
Cash and cash equivalents:
Beginning of the period	10,417	3,671	45,595

End of the period	$3,671	$45,595	$14,706

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,477	$5,847	$9,425
Cash paid for taxes	$14	$117	$1,309
Cash paid for pre-payment penalty on long-term debt	$—	$450	$—

Supplemental schedule of non-cash investing and financing activities:
Purchased property and equipment in accounts payable and accrued expenses	$930	$13,038	$16,845
Public offering costs included in accounts payable and accrued expenses	$491	$—	$—
Asset acquired and obligation incurred under capital lease (see Notes 4 and 6)	$—	$22,119	$27,500

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2007 and 2008

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Years Ended December 31, 2006, 2007 and 2008

In Thousands, Except Per Share Amounts

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008:

		Fair Value of Measurement at December 31, 2008 Using:
(in thousands)	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$14,706	$14,706	$—	$—
Derivative Liabilities	$7,434	$—	$7,434	$—

The following is a description of the Company’s valuation methodology for assets and liabilities measured at fair value:

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

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2007 and 2008

In Thousands, Except Per Share Amounts

Interest Rate Swaps. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using a model based on significant other observable inputs (Level 2 inputs). The model utilizes Eurodollar Futures settlement pricing from the Chicago Mercantile Exchange to estimate future LIBOR rates and in turn estimate amounts to be received or paid under the terms of the interest rate swap agreements.

In accordance with FAS 157, the Company considers nonperformance risk in calculating fair value adjustments. This includes a credit risk adjustment based on the credit worthiness of the counterparty when the Company is in a gain position, or the Company’s own credit worthiness when the Company is in an unrealized loss position. This assessment of nonperformance risk is generally derived from credit ratings, credit spreads, and other financial analysis. The impact of the nonperformance risk adjustments for the Company’s assets and liabilities carried at fair value was not material at December 31, 2008.

The methods described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

Leases

The Company leases space for its colocation data centers. Such leases are recorded as capital or operating leases in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases and related literature.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2007 and 2008

In Thousands, Except Per Share Amounts

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

Capitalization of Interest

The Company capitalizes interest on projects that qualify for interest capitalization under Statement of Financial Accounting Standards No. 34, Capitalization of Interest Costs, as amended. Capitalized interest is included within construction in progress and is depreciated over the useful life of the assets once the project is complete.

Goodwill, Intangible Assets and Other Long-Term Assets

Goodwill represents the purchase price, including acquisition related costs, in excess of the fair values of identifiable tangible and intangible acquired assets and liabilities in business combinations accounted for as purchases. The Company accounts for its goodwill and other intangible assets under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under FAS 142, goodwill is not amortized, but is tested for impairment at least annually. Each year, during the third quarter, the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of each data center using the present value of future cash flows approach. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the data center in the first step less the fair values of all other net tangible and intangible assets of the data center. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill. Goodwill of a data center is also tested for impairment, between annual tests, if an event occurs or circumstances change that would more likely than not reduce the fair value of a data center below its carrying value. The Company completed its review of goodwill reported for each data center during each of 2006, 2007, and 2008, and no impairment was recorded. The Company is mindful of the current macroeconomic environment and monitors events or changes in circumstances that may indicate that the carrying amount of an asset may not be recoverable; thus requiring an interim impairment analysis before the annual 2009 analysis performed in the third quarter. The Company can provide no assurance that a material impairment charge will not occur in future periods as a result of these analyses.

Other intangible assets consist of customer-based assets recorded through acquisitions or other purchases and are unique to the acquired data center. These assets are amortized using the straight-line method over the shorter of their estimated periods of benefit or the lease term of the acquired data center, ranging from two to twelve years. No residual value is estimated for these assets. Assets are reevaluated whenever circumstances indicate that revised estimates of useful lives or impairment may be warranted.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2007 and 2008

In Thousands, Except Per Share Amounts

Other long-term assets consist of security deposits, costs related to the issuance of debt, and public offering costs. Costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the life of the related debt. Public offering costs were offset against the gross proceeds of the offering in 2007.

Impairment of Long-Lived Assets

The Company reviews all long-lived assets, which consist primarily of property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows to be generated by the asset. Impairment is measured by the amount by which the carrying amount of the assets exceeds their fair value.

Derivative Financial Instruments

Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value as required by FAS 157. Changes in fair value are recognized in earnings. The Company utilizes interest rate derivatives to convert all of its floating rate debt to fixed rate debt and did not elect to apply hedge accounting. The interest rate differentials to be paid or received under such derivatives and the changes in the fair value of the instruments are recognized and recorded as adjustments to interest expense. The principle objectives of the derivative instruments are to minimize the risks and reduce the expenses associated with financing activities. The Company does not use financial instruments for trading purposes.

Customer Security Deposits

The Company collects security deposits from certain customers based on a credit review of the customer. Security deposits are classified as short term when the underlying customer contract is scheduled to renew within the next twelve months or the customer contract has a month-to-month term.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ equity in other comprehensive income for all periods presented in the Company’s financial statements.

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

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2007 and 2008

In Thousands, Except Per Share Amounts

Revenue Recognition and Allowance for Doubtful Accounts

The Company generates recurring revenue from providing colocation and interconnection services. More than 90% of its revenues are generated from these recurring revenues. The Company’s remaining revenues are non-recurring and consist primarily of technical support and installation services.

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

Technical support services are provided primarily on a time and materials basis and are billed and recognized in the period services are provided.

The Company guarantees certain service levels, such as uptime, as outlined in customer contracts. To the extent these service levels are not achieved, the Company reduces revenue for any credits given to the customer. Any service level credits recorded in the periods presented are immaterial.

Revenue is recognized only when the service has been provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. The Company regularly assesses collectibility of accounts receivable from customers based on a number of factors, including prior history with the customer and the credit status of the customer. If the Company determines that collection of revenue from a customer is not reasonably assured, the Company does not recognize revenue until collection becomes reasonably assured, which is generally upon receipt of cash. The Company also maintains an allowance for doubtful accounts for accounts receivable for which management believes such receivables are uncollectible. Management analyzes accounts receivable, bankruptcy filings, historical bad debts, customer credit-worthiness and changes in customer payment patterns when evaluating revenue recognition and the adequacy of the Company’s reserves. A specific bad debt reserve is accrued for specifically identifiable receivables that become uncollectible. Another reserve is established for all other accounts receivable based on the age of the invoices. Delinquent account balances are written-off after a determination that the likelihood of collection is not probable.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2007 and 2008

In Thousands, Except Per Share Amounts

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions for stock-based compensation required by Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“FAS 123R”). The Company is required to use the prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of FAS 123R, stock-based compensation expense is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as an expense over the requisite service period, which is generally the vesting period. As of December 31, 2008, there was $15,305 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans accounted for under FAS 123R. These costs are recognized ratably over the vesting period. The Company recorded $6,314 of compensation expense under FAS 123R for the year ended December 31, 2008.

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards is based on a number of complex and subjective assumptions. These assumptions include the expected term of the options, a risk-free interest rate, expected dividend yields, and stock price volatility. If factors change and the Company employs different assumptions for estimating stock-based compensation expense in future periods or if it decides to use a different valuation model, the expense in future periods may differ significantly from what the Company has recorded in the current period, which could have a material impact on the consolidated financial statements.

For options granted during the years ended December 31, 2007 and 2008, the fair value of each option grant was based on the Black-Scholes option-pricing model with the following assumptions:

	For the year ended December 31, 2007		For the year ended December 31, 2008
	Option to non-employee directors vesting immediately	Options vesting 25% annually for four years	Option to non-employee directors vesting immediately	Options vesting 25% annually for four years
Expected term of the options	5.00 years	6.25 years	5.00 years	6.25 years
Risk-free interest rate	4.70%	3.60% to 4.67%	2.88%	2.83% to 3.42%
Expected stock price volatility	81.17%	85.50% to 99.55%	61.08%	76.27% to 82.81%
Expected dividend yield	None	None	None	None

As a public company without sufficient option exercise history, the Company estimates the expected term of options granted by taking the weighted average of the vesting period and the contractual term of the option, as illustrated in Staff Accounting Bulletin No. 107 Share-Based Payment (“SAB 107”) and Staff Accounting Bulletin No. 110, Year-End Help For Expensing Employee Stock Options. The Company uses the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on its equity awards. As a public company without a sufficient history of common stock prices for a period equal to the expected option term, the Company estimates the future stock price volatility of its common stock by using its historical volatility since the Company became public and supplementing the volatility prior to the Company becoming public with the historical volatility of a similar company. The Company believes such an approach best represents its future volatility in accordance with SAB 107. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore, assumed an expected dividend yield of zero in its option-pricing model.

The weighted-average grant date fair value per share was $13.89 and $7.86 for stock options granted during 2007 and 2008, respectively.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2007 and 2008

In Thousands, Except Per Share Amounts

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end using enacted tax rates in effect for the period in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is expected to more likely than not be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. (See Note 7)

Advertising, Promotion and Marketing Expenses

All costs associated with advertising, promotion and marketing are expensed when the related activities occur. Advertising, promotion and marketing expenses for the years ended December 31, 2006, 2007, and 2008, were approximately $989, $1,083, and $1,325, respectively, and are included in sales and marketing expenses.

Segment Information

The Company manages its business as one reportable segment. Although the Company provides colocation services in several markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services. (See Note 14)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements.

Concentrations of Credit Risk

Concentrations of credit risk generally arise from accounts receivable and cash balances. The Company provides colocation and interconnection services to customers ranging in size from small entrepreneurial entities to national and international corporations. The Company’s data centers are located throughout the U.S. and in Toronto, Ontario, which management believes provides diversification with respect to the Company’s exposure to economic risks in any particular location.

The Company attempts to limit its credit risk associated with cash and cash equivalents by keeping deposits in major financial institutions and periodically monitoring the financial stability of such institutions. Management believes the financial institutions that hold the Company’s cash balances are financially stable and, therefore, credit risk is minimized with respect to these cash balances. At period-end, cash balances were in excess of Federal Deposit Insurance Corporation (FDIC) insured limits.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2007 and 2008

In Thousands, Except Per Share Amounts

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, (“FAS 141R”) to increase relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. FAS 141R replaces Statement of Financial Accounting Standards No. 141, Business Combinations, (“FAS 141”) but, retains the fundamental requirements of FAS 141 that the acquisition method of accounting be used and an acquirer be identified for all business combinations. FAS 141R expands the definition of a business and of a business combination and establishes how the acquirer is to: (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquiree ; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. FAS 141R will impact the Company if it elects to enter into a business combination subsequent to January 1, 2009.

In April 2008, the FASB issued Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142. FSP 142-3 also requires additional disclosures on information that can be used to assess the extent to which future cash flows associated with intangible assets are affected by an entity’s intent or ability to renew or extend such arrangements and on associated accounting policies. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. FSP 142-3 may impact the Company in the future if it intellectual property or other intangible assets is acquired.

In October 2008, the FASB issued Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP clarifies the application of FAS 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FAS 157. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate as described in Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, (“FAS 154”), paragraph 19. The disclosure provisions of FAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company will use this guidance for fair value measurement should it acquire any financial assets where there is no active market subsequent to January 1, 2009.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2007 and 2008

In Thousands, Except Per Share Amounts

3. Accounts Receivable

Accounts receivable, net, consists of the following:

	December 31,
	2007	2008
Accounts receivable, gross	$9,444	$12,315
Allowance for doubtful accounts	(415)	(818)

Accounts receivable, net	$9,029	$11,497

Additions (reductions) to the allowance for doubtful accounts were approximately $1,106, $(54) and $839 for the years ended December 31, 2006, 2007, and 2008, respectively. Write-offs charged against the allowance were approximately $(1,065), $(308), and $(436) for the years ended December 31, 2006, 2007, and 2008, respectively.

4. Property and Equipment, Net

Property and equipment consisted of the following:

	December 31,
	2007	2008
Equipment	$94,495	$153,332
Leasehold improvements	104,328	207,893
Assets under capital lease	22,119	49,619
Furniture	1,868	2,655
Construction in progress	11,922	1,534

Property and equipment, gross	234,732	415,033
Less: accumulated depreciation	(119,929)	(144,747)

Property and equipment, net	$114,803	$270,286

The Company capitalized approximately $158 and $1,833 of interest related to start-up and expansion projects at its data centers during the years ended December 31, 2007 and 2008, respectively.

Depreciation included in continuing operations for the years ended December 31, 2006, 2007, and 2008 was approximately $15,469, $18,296, and $26,624, respectively. Depreciation associated with assets under capital lease was $345 and $1,896 for the years ended December 31, 2007 and 2008, respectively.

5. Goodwill, Intangible Assets and Other Long-Term Assets

Goodwill from previous acquisitions, net of accumulated amortization, was $36,023 at both December 31, 2007 and 2008.

At December 31, 2007 and 2008 intangible assets, consisting of customer-based contracts, were as follows:

	December 31,
	2007	2008
Gross Carrying Amount	$52,104	$36,783
Accumulated Amortization	(28,817)	(18,208)

Net Carrying Amount	$23,287	$18,575

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2007 and 2008

In Thousands, Except Per Share Amounts

During 2008, customer-based contracts of $13,945 became fully amortized and were removed from other intangible assets.

Future amortization expense on intangible assets is estimated to be approximately $3,560 for fiscal year 2009, $3,304 for fiscal year 2010, $3,079 for fiscal year 2011, $2,557 for fiscal year 2012, $2,383 for fiscal year 2013, and $3,692 thereafter.

Included in other long-term assets, net, on the Consolidated Balance Sheets are debt issuance costs, net, of $883 and $3,565 as of December 31, 2007 and 2008, respectively. On March 27, 2008, the Company executed the Fourth Amended and Restated Credit Agreement (see Note 6), and wrote-off previously capitalized debt issuance costs of $599 and capitalized new debt issuance costs of $3,943.

Amortization of debt issuance costs, included as a component of interest expense, was approximately $848, $417, and $667 for the years ended December 31, 2006, 2007, and 2008, respectively.

6. Long-Term Debt

The Company’s long-term debt consisted of the following:

	December 31,
	2007	2008
2008 Credit Facility—Senior notes, interest (at the option of the Company at inception of each loan) at the base rate, plus a margin of 3.50% or the Eurodollar rate (LIBOR), plus a margin of 4.50%. The total cost of outstanding debt was 8.69% at December 31, 2008.	$—	$120,000
2005 Credit Facility—Senior notes, interest (at the option of the Company at inception of each loan) at the base rate, plus the applicable margin (2.00% for Term Loan B) or the Eurodollar rate (LIBOR), plus the applicable margin (3.00% for Term Loan B). The total cost of outstanding debt was 8.25% at December 31, 2007.	38,189	—

Total debt	38,189	120,000
Less current portion	(3,750)	—

Long-term debt	$34,439	$120,000

Accrued interest included in accounts payable and accrued expenses related to long-term debt in the Consolidated Balance Sheets is $241 and $2,577 at December 31, 2007 and 2008, respectively.

2005 Credit Facility

In October 2005, the Company amended and restated its existing credit agreements to provide for total availability of $155,000 in the form of: (i) a five year “Term Loan A” in the amount of $25,000 that was completely drawn at closing, (ii) a six year “Term Loan B” in the amount of $75,000 that was completely drawn at closing, (iii) a six-and-a-half year “Second Lien Term Loan” in the amount of $45,000 that was completely drawn at closing, and (iv) a five year “Revolving Term Loan” (“2005 Revolving Loan”) in the amount of $10,000 that was drawn down by approximately $153 to back letters of credit (collectively, the “2005 Credit Facility”).

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2007 and 2008

In Thousands, Except Per Share Amounts

A commitment fee of 0.5% per annum on the unused portion of the 2005 Revolving Loan was payable quarterly. Mandatory principal payments, which would have reduced the total capacity, were required upon issuance of new debt or equity, asset sale or receipt of casualty proceeds and with 50% of any excess cash flow, as defined in the 2005 Revolving Loan, in any year after December 31, 2005. Principal payments were based on the amortization schedule contained in the 2005 Credit Facility.

As of December 31, 2006, $24,344 in principal amount was outstanding under Term Loan A, $74,812 in principal amount was outstanding under Term Loan B, and $45,000 in principal amount was outstanding under the Second Lien Term Loan. As of December 31, 2006, no principal amount was outstanding under the 2005 Revolving Loan. On January 24, 2007, the 2005 Credit Facility was amended such that repayment of the entire Second Lien Term Loan could occur prior to the repayment of Term Loan A and Term Loan B. On February 1, 2007, the letters of credit in the amount of $153 were terminated, in connection with the renewal of a Northern Virginia area lease. On February 14, 2007, $45,000 was repaid under the Second Lien Term Loan, $24,344 under Term Loan A, and $35,124 under Term Loan B. In connection with such repayment, $2,359 of capitalized debt issuance costs were recorded as a loss on debt extinguishment and a $450 prepayment fee was incurred. In June 2007, the 2005 Credit Facility was amended to reduce the applicable margin rates associated with the borrowings to 3.00% per annum for Eurodollar Rate Loans and 2.00% per annum for Base Rate Loans.

2008 Credit Facility

On March 27, 2008, the Company entered into a Fourth Amended and Restated Credit Agreement with an effective date of March 28, 2008. Such agreement provided: (i) a $120,000 term loan (the “Term Loan”); (ii) a $22,500 delayed draw term loan (the “Delayed Draw Term Loan”), to be funded at the option of the Company no later than March 27, 2009; (iii) a $15,000 revolving loan (the “Revolver”); and (iv) the option to request an incremental term loan before March 27, 2009, of up to $50 million (the “Incremental Term Loan”) subject to the willingness of the lenders to make such loan (collectively, the “2008 Credit Facility”). On March 28, 2008, the full $120,000 of the Term Loan was funded, of which $38,189 was used to refinance the $38,189 of term debt remaining outstanding under the 2005 Credit Facility. As of December 31, 2008, no borrowings had occurred under the Delayed Draw Term Loan, the Revolver, or the Incremental Term Loan, although a $1,400 letter of credit has been issued under the Revolver as a security deposit. The Term Loan proceeds not used for the refinance and any proceeds of the Delayed Draw Term Loan, the Revolver and the Incremental Term Loan are required to be used for working capital, general corporate purposes, and for capital expenditures of the Company and its subsidiaries.

Total fees incurred for this amendment were $4,039, of which $3,943 were capitalized and $96 were expensed. Additionally, $599 of prior debt issue costs were written-off as a loss from debt extinguishment.

Substantially all of the assets of the Company and its restricted subsidiaries are pledged as collateral under the 2008 Credit Facility. Interest under the Term Loan, the Revolver, and the Delayed Draw Term Loan is paid at a rate equal to: (i) 2.5% to 3.5% above the base rate (which is equal to the greater of the administrative agent’s prime rate and 0.5% above the federal funds rate); or (ii) 3.5% to 4.5% above the LIBOR rate, where in each case the applicable margin changes based on the Company’s consolidated total leverage ratio. The current rate of interest is 3.5% above the base rate or 4.5% above the LIBOR rate. The Company also pays unused facility fees equal to 0.50% per annum on the unused portion of the Revolver and 0.75% per annum on the unused portion of the Delayed Draw Term Loan. The terms of the Incremental Term Loan are to be agreed upon at the time of request for such loan, if any.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2007 and 2008

In Thousands, Except Per Share Amounts

The 2008 Credit Facility requires compliance with various financial covenant ratios, including a consolidated total leverage ratio, a consolidated senior leverage ratio, an annualized consolidated interest coverage ratio, and an annualized consolidated fixed charge coverage ratio. The 2008 Credit Facility requires that the Company comply with certain other covenants which, among other things, restrict our ability to incur additional debt, pay dividends and make other restricted payments, sell assets, enter into affiliate transactions and take other actions. The breach of any of these covenants could result in a default and, if not cured within any applicable cure period or waived by the lenders, could trigger acceleration of repayment and the exercise of remedies against the collateral and otherwise. The Company was in compliance with all covenants as of December 31, 2008.

Repayments of principal under the Term Loan and the Delayed Draw Term Loan are due in scheduled quarterly installments, beginning March 31, 2010, with the final payment due and payable on March 27, 2014. All outstanding amounts under the Revolver will be due and payable on September 27, 2013. As of December 31, 2008, scheduled maturities of the Term Loan for the next five years and thereafter are as follows:

Year	Amount
2010	12,000
2011	24,000
2012	24,000
2013	48,000
Thereafter	12,000

Total	$120,000

Capital Lease Obligation

In August 2007, the Company recorded a capital lease for a data center in Sunnyvale, California. Monthly payments under the capital lease commenced in August 2007 and will be made through July 2032, at an effective interest rate of 8.36% per annum. In February 2008, the Company recorded a capital lease for a data center in North Bergen, New Jersey. Monthly payments under the capital lease commenced in August 2008 and will be made through July 2033, at an effective interest rate of 9.85% per annum. As of December 31, 2008, total capital lease obligations were $50,927. Accrued interest included in accounts payable and accrued expenses related to capital lease obligations in the Consolidated Balance Sheets is $154 and $391 at December 31, 2007 and 2008, respectively. Remaining payments over the lease terms are $136,694.

As of December 31, 2008, future minimum lease payments, for the next five years and thereafter are as follows:

Year	Amount
2009	$4,476
2010	4,527
2011	4,579
2012	4,633
2013	4,825
Thereafter	113,654

Total future minimum capital lease payments	136,694
Less: Interest component of capital lease payments	(85,767)

Present Value of minimum capital lease payments	50,927
Less: Current portion of capital lease obligations	—

Long-term capital lease obligations	$50,927

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2007 and 2008

In Thousands, Except Per Share Amounts

Accrued interest included in accounts payable and accrued expenses related to capital lease obligations in the Consolidated Balance Sheets is $153 and $392 at December 31, 2007 and 2008, respectively.

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

In November 2005, the Company entered into an interest rate swap agreement with a notional value of $70,000. There was no up-front cost for this agreement. The agreement states that the Company pays 4.76% from February 2006 through February 2009. The counterparty either pays to the Company or receives from the Company the difference between the actual LIBOR rate and the contracted rate of 4.76%.

In August 2008, the Company entered into an interest rate swap agreement with a notional value of $75,000. There was no up-front cost for this agreement. The agreement states that the Company pays 4.07% from February 2009 through February 2012. The counterparty either pays to the Company or receives from the Company the difference between the actual LIBOR rate and the contracted rate of 4.07%.

In October 2008, the Company entered into an interest rate swap agreement with a notional value of $45,000. There was no up-front cost for this agreement. The agreement states that the Company pays 3.10% from February 2009 through February 2012. The counterparty either pays to the Company or receives from the Company the difference between the actual LIBOR rate and the contracted rate of 3.10%.

The fair value of the interest rate derivative represents the estimated receipts or payments that would be made to terminate the agreement prior to expiration. As of December 31, 2007, and 2008, the Company recorded interest rate derivative fair values to the balance sheet of approximately $(624) and $(7,434), respectively. The change in fair value of approximately $468, $(1,184), and $(6,811) is recorded as a decrease (increase) in interest expense in the Consolidated Statements of Operations for the years ended December 31, 2006, 2007, and 2008, respectively.

7. Income Taxes

Loss before incomes taxes is attributable to the following geographic locations as follows:

	For the year ended December 31,
	2006	2007	2008
United States	$(10,205)	$(1,548)	$(4,719)
Foreign	(1,072)	628	(992)

Loss from continuing operations before income taxes	$(11,277)	$(920)	$(5,711)

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2007 and 2008

In Thousands, Except Per Share Amounts

The provision for income taxes for the years ended December 31, 2006, 2007, and 2008 consists of the following:

	For the year ended December 31,
	2006	2007	2008
Current:
Federal	$—	$149	$210
Foreign	—	36	688
State	—	78	426

	—	263	1,324

Deferred:
Federal	—	—	—
Foreign	—	—	—
State	—	—	—

	—	—	—

Provision for income taxes	$—	$263	$1,324

There were no net deferred income tax provisions for the years ended December 31, 2006, 2007, and 2008 as the Company recorded a full valuation allowance against all net deferred tax assets.

As of December 31, 2008, the Company had a Federal net operating loss carry forward (“NOL”) of approximately $51,577 and an alternative minimum tax credit of $204 available to reduce future federal income taxes. The NOL will begin to expire in 2022 and the alternative minimum tax credit does not expire.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2007 and 2008

In Thousands, Except Per Share Amounts

The components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2008 are as follows:

		December 31,
		2007	2008
Current deferred tax assets
Deferred rent		$138	$173
Unearned revenue		1,335	1,126
Accrued expenses		908	3,820
Other		298	—

		2,679	5,119
Less: Valuation allowance		2,660	4,945

Net current deferred tax assets		19	174
Non-current deferred tax assets
Net operating loss carryforwards		23,728	19,388
Foreign net operating loss		252	—
Non-qualified stock options		478	1,411
Property and equipment		271	—
Deferred rent		4,879	7,034
Unearned revenue		776	578
Other		—	598

		30,384	29,009
Non-current deferred tax liabilities
Intangible assets		(234)	(562)
Property and equipment		—	(600)

		(234)	(1,162)

Net non-current deferred tax assets		30,150	27,847
Less: Valuation allowance		30,169	28,021

Net non-current deferred tax assets		(19)	(174)

Net deferred taxes		$—	$—

The Company provides a valuation allowance against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The net deferred tax assets as of December 31, 2006, 2007, and 2008, are fully offset by a valuation allowance. The Company is currently under examination by the states of New York and Washington regarding income taxes. The Company does not anticipate adjustments from such audits would result in a material change to its financial position.

The changes in the valuation allowance account for the net deferred tax assets are as follows:

	For the year ended December 31,
	2006	2007	2008
Balance at January 1	$27,321	$32,030	$32,829
Additions charged to costs and expenses	4,709	799	137

Balance at December 31	$32,030	$32,829	$32,966

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2007 and 2008

In Thousands, Except Per Share Amounts

The Company’s effective income tax rate was 0.0%, (50.4)% and (23.2)% for the years ended December 31, 2006, 2007, and 2008 respectively. The following table accounts for the differences between the actual tax provision and amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the pretax loss for the years ended December 31, 2006, 2007, and 2008:

	For the year ended December 31,
	2006	2007	2008
Statutory benefit	$(4,102)	$(183)	$(1,999)
State Taxes Net of Federal Benefit	(352)	50	277
Foreign Statutory Rate Difference	77	65	11
Non Deductible Expenses/Other	(332)	(468)	683
Change in valuation allowance	4,709	799	137
Deferred taxes on earnings of state, foreign subsidiaries, and other	—	—	2,215

Provision for Income Taxes	$(0)	$263	$1,324

The Company files income tax returns in the U.S. federal jurisdiction, and various U.S. states and foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal, state, and foreign income tax examination for years before 2002.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an $82 increase in the current liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. Approximately $63 was accrued in current liabilities prior to the adoption of FIN 48 for this same tax position. If recognized, the total amount of the unrecognized tax benefit will impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the year ended December 31,
	2007	2008
Balance at January 1,	$145	$145
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Additions for interest and penalties for tax positions of prior years	—	9
Reductions for tax positions of prior years	—	—
Settlements	—	—

Balance at December 31,	$145	$154

In conjunction with the adoption of FIN 48, the Company accrued approximately $33 for the payment of interest and penalties on January 1, 2007. An additional $9 of interest was accrued during 2008, which is included as a component of the $154 unrecognized tax benefit noted above. After adoption of FIN 48, the Company’s policy is to recognize interest and penalties as components of pretax income (loss).

The Company estimates that unrecognized tax benefits as of December 31, 2008 will be resolved with the settlement of audits in the next twelve months.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2007 and 2008

In Thousands, Except Per Share Amounts

8. Loss Per Share

The following table provides the detail for the computation of basic and diluted loss per share attributable to common stockholders:

The weighted average share calculation for the year ended December 31, 2007, includes the Predecessor’s shares outstanding through February 13, 2007, and the Successor’s shares issued in connection with the initial public offering outstanding from February 13, 2007.

The income (loss) attributable to common stockholders for the year ended December 31, 2007, includes $1,734 of accretion on preferred stock for the period between January 1, 2007 and February 13, 2007, the date of reorganization and a $225,788 deemed dividend, which represents the difference in carrying value of the Predecessor’s preferred stock that was converted into the Successor’s common stock and the fair market value of such common stock.

	For the years ended December 31,
	2006	2007	2008
Numerator:
Loss from continuing operations	$(11,277)	$(1,183)	$(7,035)
Less preferred stock accretions and dividends	(13,530)	(227,522)	—

Loss from continuing operations attributable to common stockholders	$(24,807)	$(228,705)	$(7,035)
Income (loss) from discontinued operations	(444)	397	—

Net loss attributable to common stockholders	$(25,251)	$(228,308)	$(7,035)

Denominator:
Weighted average shares outstanding—basic and diluted	107,545	41,626	34,369
Net income (loss) per share basic and diluted:
Continuing operations attributable to common stockholders	$(0.23)	$(5.49)	$(0.20)
Discontinued operations	$(0.00)	$0.01	$—

Net loss attributable to common stockholders	$(0.23)	$(5.48)	$(0.20)

The following table provides the detail of potential common shares that are not included in the diluted net loss per share calculation because these shares are anti-dilutive:
	For the years ended December 31,
	2006	2007	2008
Common stock options	1,006	2,162	2,708
Series B Convertible Preferred stock	49,674	—	—

Potential common shares for the year ended December 31, 2006, should include the Series A Special Junior Stock, the Series B Special Junior stock and the Series C Special Junior stock (collectively referred to herein as the “Junior Stock”). However, pursuant to an investors agreement entered into between the Company and virtually all of its stockholders in March 2003 and under the Company’s certificate of incorporation that was amended and restated in March 2003, a formula was set forth establishing the amount of shares of common stock that the holders of each class of the Company’s securities is to receive in connection with a corporate reorganization of the Company. The result of the application of this formula is that holders of the Company’s Junior Stock did not receive any common stock or any other consideration in connection with the corporate reorganization or the initial public offering. As a result, the fair value of the common shares and the Junior Stock

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2007 and 2008

In Thousands, Except Per Share Amounts

was zero. The Junior Stock and the Series B Convertible Preferred stock were cancelled at the time of the corporate reorganization and initial public offering.

9. Common stock, Series B Common stock, Special Junior stock and Preferred stock

Predecessor Shares

The Predecessor had nine classes of capital stock outstanding—Common stock; Series B Common stock; Series A Special Junior stock; Series B Special Junior stock; Series C Special Junior stock; Series B Convertible Preferred (“Series B”) stock; Series C Redeemable Preferred (“Series C”) stock; Series D Redeemable Preferred (“Series D”) stock; Series D-1 Preferred stock; and Series D-2 Preferred stock. These classes generally differed with respect to their relative priority regarding distributions and other rights. Each class of capital stock had voting rights, other than Series C Redeemable Preferred stock. The Special Junior stock was issued to certain employees pursuant to compensation arrangements established by the Predecessor’s Board of Directors.

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

On February 13, 2007, in connection with the initial public offering, the Company completed a reorganization whereby stockholders of the Predecessor received 24,807 shares of the Company’s Common stock in exchange for their shares of the Predecessor’s capital stock. Pursuant to an investors agreement entered into between the Company and virtually all of its stockholders, 55,252 shares of the Predecessor were exchanged for 24,807 common shares of the Successor. Shares of the Company’s Common stock were allocated as follows to the Predecessor’s stockholders:

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

Years Ended December 31, 2006, 2007 and 2008

In Thousands, Except Per Share Amounts

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

No dividends were declared during 2007 or 2008 for the holders of common stock.

The Company has also authorized 25,000 shares of preferred stock for future issuance.

10. Stock Based Compensation

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

Years Ended December 31, 2006, 2007 and 2008

In Thousands, Except Per Share Amounts

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

During the year ended December 31, 2007, the Company granted 1,341 common stock options with a weighted average exercise price of $17.15 per share to employees and non-employee directors. Approximately 1,316 of the common stock options were granted to employees. Non-employee directors received a total of 25 common stock options.

During the year ended December 31, 2008, the Company granted 943 common stock options with a weighted average exercise price of $10.95 per share to employees and non-employee directors. Approximately 858 were granted to employees. Non-employee directors received a total of 85 common stock options.

Options granted to employees vest at a rate of 25% on the first anniversary of the grant date and 25% annually until the common stock options are fully vested. Options granted to non-employee directors vest immediately. All vesting periods were established by the Board of Directors at the date of grant.

Common stock options expire ten years after the date of grant or when an individual ceases to be an employee of the Company. Compensation expense for these common stock options will be recognized over the vesting period.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2007 and 2008

In Thousands, Except Per Share Amounts

A summary of the common stock option activity of the Plan between December 31, 2006 and December 31, 2008, is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2006	—	$—
Options issued for Series D-2 Preferred stock options conversion	1,346	$3.01
Options granted	1,341	$17.15
Options exercised	(505)	$2.57
Options forfeited or cancelled	(20)	$16.97

Outstanding as of December 31, 2007	2,162	$11.76
Options granted	943	$10.95
Options exercised	(252)	$3.96
Options forfeited or cancelled	(145)	$13.58

Outstanding as of December 31, 2008	2,708	$12.10

A summary of the nonvested shares activity between December 31, 2006 and December 31, 2008, is presented below.

	Nonvested Common Stock Options	Weighted Average Grant Date Fair Value Per Option
Nonvested at December 31, 2006	—	$—
Nonvested options issued for Series D-2 Preferred stock options	172	$0.57
Options granted	1,341	$13.89
Vested	(171)	$2.13
Forfeited	(20)	$13.87

Nonvested at December 31, 2007	1,322	$12.33
Options granted	943	$7.86
Vested	(383)	$12.62
Forfeited	(130)	$10.28

Nonvested at December 31, 2008	1,752	$11.06

The following table summarizes information about common stock options outstanding under the Plan as of December 31, 2008:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life
$0.00–$3.00	110	4.65
$3.01–$6.00	485	5.32
$6.01–$9.00	—	0.00
$9.01–$12.00	849	9.20
$12.01–$16.00	20	9.60
$16.01–$20.00	1,244	8.17

Total options outstanding	2,708	7.85

Total options exerciseable	956	6.35

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2008, was $2,520.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2007 and 2008

In Thousands, Except Per Share Amounts

11. Discontinued Operations and Other Dispositions

The lease for a data center in Chicago expired on February 28, 2007, and was not renewed. The lease for a data center in Kansas City expired on September 30, 2007, and was not renewed. Both data centers met the criteria for classification as discontinued operations pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. As such, the income (loss) associated with these data centers is reflected as discontinued operations in the Company’s results of operations as follows:

	For the year ended December 31,
	2006	2007	2008
Income (loss) from operations of discontinued facilities	$(444)	$397	$—

12. Commitments and Contingencies

Lease Payments

The Company and its subsidiaries are engaged in the operation of network-neutral data centers, which are held under non-cancelable operating leases expiring at various dates through 2025. Certain of these non-cancelable operating leases provide for renewal options. Total rent expense was $21,684, $24,185, and $29,539 for the years ended December 31, 2006, 2007, and 2008, respectively.

As of December 31, 2008, future minimum lease payments under these non-cancelable operating leases for the next five years and thereafter are approximately as follows:

Year	Amount
2009	$27,379
2010	27,767
2011	26,202
2012	25,985
2013	26,612
Thereafter	193,599

Total minimum lease payments	$327,544

Legal Proceedings—Open

On May 31, 2006, the Company and Switch & Data Facilities Company, LLC, a subsidiary of the Company, were served with a lawsuit alleging a failure by the Company or its subsidiary to execute a lease in October 2000 for a building in Milwaukee, Wisconsin. Plaintiffs are claiming the rent and associated lease charges due for the entire ten year term of the lease is $3,666. Plaintiffs are also claiming a $750 loss on the sale of the building and $200 in attorney fees. Management believes there is a range of likely outcomes and has accrued an amount at the low end of the range in accordance with Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company has accrued $150 as of December 31, 2007 and such amount is included in lease litigation settlement in the Consolidated Statement of Operations for the year ended December 31, 2007. In the event of a settlement or trial, the ultimate expense to the Company may be materially different than the amount accrued.

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2007 and 2008

In Thousands, Except Per Share Amounts

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

Taxes

During 2005, the State of Washington performed an excise tax audit on three of the Company’s subsidiaries and assessed additional business and occupation taxes. During 2007, the Company unsuccessfully challenged these assessments, deemed this as a probable loss contingency, and accrued $660 in March 2007 for the periods under audit as well as all subsequent periods including estimated taxes and penalties. During 2008, the Company paid $310 in settlement fees for years 2005 and prior.

The Company is currently under examination by the states of New York and Washington regarding income, franchise, and excise taxes. Sales tax audits are ongoing with the states of New York and Washington. The Company does not anticipate adjustments from such audits would result in a material change to its financial position.

13. Employee Benefit Plan

During 1999, the Company adopted the Switch & Data Facilities Company 401(k) Plan (the “401(k) Plan”). All employees located in the U.S. are eligible to participate on the first day of the quarter following their first day of employment. Under the 401(k) Plan, eligible employees are entitled to make tax deferred contributions, which the Company matches at a rate of 50% up to the maximum allowable statutory contribution. The Company contributed approximately $715, $679, and $831 for the years ended December 31, 2006, 2007 and 2008, respectively, to the 401(k) Plan.

14. Segment Information

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

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2007 and 2008

In Thousands, Except Per Share Amounts

The Company’s geographic revenues are as follows:

		For the year ended December 31,
		2006	2007	2008
Revenues
United States		$104,861	$128,480	$160,066
Canada		6,167	9,050	11,459

		$111,028	$137,530	$171,525

The Company’s long-lived assets are located in the following geographic regions:
			December 31,
			2007	2008
Long-Lived Assets
United States			$163,092	$310,601
Canada			13,507	19,632

			$176,599	$330,233

The Company had no customers that represented more than 10% of total revenues for the years ended December 31, 2006, 2007, and 2008.

15. Quarterly Financial Data (Unaudited)

The following table presents selected quarterly information for fiscal 2007:

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

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2007 and 2008

In Thousands, Except Per Share Amounts

The following table presents selected quarterly information for fiscal 2008:

	For the three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$39,777	$41,895	$44,079	$45,774
Operating income	3,369	4,323	3,780	1,886
Net income (loss)	339	1,140	(32)	(8,482)
Net income (loss), attributable to common stockholders	339	1,140	(32)	(8,482)
Net income (loss) per share, attributable to common stockholders—basic	0.01	0.03	(0.00)	(0.25)
Net income (loss) per share, attributable to common stockholders—diluted	0.01	0.03	(0.00)	(0.25)

16. Subsequent Events

Delayed Draw Term Loan

On January 5, 2009, the Company drew down the $22,500 Delayed Draw Term Loan under the 2008 Credit Facility. Information concerning interest, principal payments, and compliance under the 2008 Credit Facility is in the Long-Term Debt footnote of these notes to the consolidated financial statements.

As of January 5, 2009, scheduled maturities of the 2008 Credit Facility, exclusive of potential excess cash flow payments, for the next five years and thereafter are as follows:

Year				Amount
2009				$—
2010				14,250
2011				28,500
2012				28,500
2013				57,000
Thereafter				14,250

Total				$142,500

Interest Rate Swaps

On January 15, 2009, the Company cancelled two of its existing interest rate swaps with notional values of $75,000 and $45,000 and fixed rate components of 4.07% and 3.10%, respectively. There was no up-front cost to cancelling these swaps.

The Company then entered into a single interest rate swap agreement with a notional value of $120,000. There was no up-front cost for this agreement. The agreement states that the Company pays 1.71% from February 2009 through February 2010 and 4.99% from February 2010 through February 2012. The counterparty either pays to the Company or receives from the Company the difference between the actual LIBOR rate and the contracted rates for the given periods.