Form 10-Q
period 2009-03-31
Switch & Data Facilities Company, Inc.
filed 2009-04-30
CIK 1371011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock as of April 15, 2009 was 34,563,013.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	December 31, 2008	March 31, 2009
Assets
Current assets
Cash and cash equivalents	$14,706	$22,421
Accounts receivable, net of allowance for bad debts of $818 and $971, respectively	11,497	10,584
Prepaids and other assets	2,429	1,584

Total current assets	28,632	34,589
Property and equipment, net	270,286	278,253
Goodwill	36,023	36,023
Other intangible assets, net	18,575	17,625
Other long-term assets, net	5,349	5,393

Total assets	$358,865	$371,883

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$34,131	$22,901
Derivative liability	7,434	8,173
Current portion of unearned revenue	3,629	3,362
Current portion of deferred rent	455	459
Current portion of customer security deposits	547	600
Current portion of long-term debt	—	3,563

Total current liabilities	46,196	39,058
Unearned revenue, less current portion	1,858	1,841
Deferred rent, less current portion	18,587	20,819
Customer security deposits, less current portion	376	305
Long-term debt, less current portion	120,000	138,937
Long-term portion of capital lease obligation	50,927	50,990

Total liabilities	237,944	251,950

Commitments and contingencies
Stockholders’ equity
Common stock, $0.0001 par value, 200,000 shares authorized; 34,563 issued and outstanding as of December 31, 2008 and March 31, 2009	3	3
Preferred stock, $0.0001 par value, 25,000 shares authorized; no shares issued	—	—
Additional paid-in capital	347,909	349,273
Accumulated deficit	(224,534)	(226,513)
Accumulated other comprehensive loss	(2,457)	(2,830)

Total stockholders’ equity	120,921	119,933

Total liabilities and stockholders’ equity	$358,865	$371,883

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	For the three months ended March 31,
	2008	2009
Revenues	$39,777	$47,133
Costs and operating expenses
Cost of revenues, exclusive of depreciation and amortization	20,359	24,293
Sales and marketing	5,194	5,224
General and administrative	4,331	4,682
Depreciation and amortization	6,524	10,046

Total costs and operating expenses	36,408	44,245

Operating income	3,369	2,888
Interest income	372	3
Interest expense	(2,502)	(4,358)
Loss from debt extinguishment	(695)	—
Other expense, net	(161)	(238)

Income (loss) before income taxes	383	(1,705)
Provision for income taxes	(44)	(275)

Net income (loss)	$339	$(1,980)

Income (loss) per common share—basic	$0.01	$(0.06)

Weighted average common shares outstanding—basic	34,311	34,563

Income (loss) per common share—diluted	$0.01	$(0.06)

Weighted average common shares outstanding—diluted	34,896	34,563

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the three months ended March 31,
	2008	2009
Cash flows from operating activities:
Net income (loss)	$339	$(1,980)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	5,217	9,144
Amortization of debt issuance costs	88	230
Amortization of other intangible assets	1,308	903
Loss on debt extinguishment	695	—
Stock compensation expense	1,515	1,365
Provision for bad debts, net of recoveries	268	223
Deferred rent	1,133	2,270
Change in fair value of derivative	1,065	739
Loss (gain) on disposal of fixed assets	13	(5)
Changes in operating assets and liabilities
Decrease in accounts receivable	1,049	673
Decrease in prepaids and other assets	22	844
Increase in other long term assets	(29)	(275)
Decrease in accounts payable, accrued expenses, and other liabilities	(1,052)	(4,904)
Decrease in unearned revenue	(595)	(263)

Net cash provided by operating activities	11,036	8,964

Cash flows from investing activities:
Purchase of property and equipment	(24,908)	(23,734)

Net cash used in investing activities	(24,908)	(23,734)

Cash flows from financing activities:
Principal payments under long-term debt	(38,189)	—
Proceeds from long-term debt	120,000	22,500
Debt issuance and amendment costs	(3,801)	—

Net cash provided by financing activities	78,010	22,500

Net increase in cash and cash equivalents	64,138	7,730
Effect of exchange rate changes on cash	(184)	(15)

Cash and cash equivalents:
Beginning of the period	45,595	14,706

End of the period	$109,549	$22,421

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,433	$5,482
Cash paid for taxes	$3	$215
Supplemental schedule of non-cash investing and financing activities:
Purchased property and equipment in accounts payable and accrued expenses	$12,018	$10,583
Asset acquired and obligation incurred under capital lease (see Note 5)	$27,500	$—
Debt issuance costs included in accounts payable and accrued expenses	$238	$—

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

1. Organization

Description of Business

Switch & Data Facilities Company, Inc. (the “Company”) is a premier provider of network-neutral data centers that house, power, and interconnect customers through the Internet and other networks. Leading content companies, enterprises, and communications service providers rely on the Company to connect to customers and exchange network traffic.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 3, 2009. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value

The Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”) as of January 1, 2008. The adoption of FAS 157 resulted in a cumulative transition adjustment of $74 that decreased the Company’s derivative liability and increased retained earnings.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009:

	Fair value measurement at December 31, 2008 using:		Fair value measurement at March 31, 2009 using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Cash and cash equivalents	$14,706	$—	$22,421	$—
Derivative liabilities	$—	$7,434	$—	$8,173

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

FASB Staff Position (“FSP”) 157-2 is now effective and applies to all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Non-recurring non-financial assets and non-financial liabilities for which the Company began applying the provisions of FAS 157 on January 1, 2009 include those measured at fair value for impairment testing, including goodwill, other intangible assets, and property and equipment. Such application has had no impact on the Company’s financials as of March 31, 2009.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions for stock-based compensation required by Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“FAS 123R”). The Company is required to utilize the prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of FAS 123R, stock-based compensation expense is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. As of March 31, 2009, there was $15,062 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans. These costs are to be recognized ratably over the remaining applicable vesting period of each reward. The Company recorded $1,365 of compensation expense for the three months ended March 31, 2009.

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

For options granted during the three months ended March 31, 2009, the fair value of each option grant was calculated using the Black-Scholes option-pricing model with the following assumptions:

	For the three months ended March 31, 2009
	Options to non-employee directors vesting immediately	Options vesting 25% annually for four years
Expected term of the options	5.00 years	6.25 years
Risk-free interest rate	1.89%	2.10%
Expected stock price volatility	61.47%	72.97%
Expected dividend yield	None	None

As a public company without sufficient option exercise history, the Company estimates the expected term of options granted by taking the weighted average of the vesting period and the contractual term of the option, as illustrated in Staff Accounting Bulletin No. 107 Share-Based Payment (“SAB 107”) and Staff Accounting Bulletin No. 110, Year-End Help For Expensing Employee Stock Options. The Company uses the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on its equity awards. As a public company without a sufficient history of common stock prices for a period equal to the expected option term, the Company estimates the future stock price volatility of its common stock by using its own historical volatility since the Company became public and supplementing the volatility for the period prior to the Company becoming public with the historical volatility of a peer company. The Company believes such an approach best represents its future volatility in accordance with SAB 107. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore, assumed an expected dividend yield of zero in its option-pricing model.

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The weighted average fair value of stock options per share on the date of grant was $3.82 for stock options granted in 2009.

During the three months ended March 31, 2009, the Company granted 205 performance-based restricted stock awards. The grant date fair value of restricted stock awards is based on the quoted fair market value of the Company’s common stock at the grant date. The restricted stock awards cliff vest at the end of the three year performance period. Performance targets are directly tied to the Company’s publicly disclosed revenue and EBITDA guidance. Compensation expense is recognized ratably during the three year performance period. Grants of restricted stock are subject to forfeiture if a grantee, among other conditions, leaves employment prior to expiration of the restricted period. The Company recognized compensation expense for restricted stock of $41 in the three months ended March 31, 2009. The Company has granted no restricted stock prior to 2009.

Comprehensive Loss

The components of comprehensive loss are as follows:

	For the three months ended March 31,
	2008	2009
Net income (loss)	$339	$(1,980)
Currency translation adjustments	(780)	(373)

Comprehensive loss	$(441)	$(2,353)

The Company’s foreign operations use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Revenues and expenses of these operations are translated at monthly average rates.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). The new standard amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and enhances disclosure about how and why a company uses derivatives; how derivative instruments are accounted for under FAS 133 (and the interpretations of that standard); and how derivatives affect a company’s financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has adopted this standard as of January 1, 2009. See footnote 5 for required disclosures.

3. Property and Equipment, Net

The Company has capitalized costs of $17,480 during the three months ended March 31, 2009, primarily associated with adding product capacities to existing data centers.

4. Other Long-Term Assets, Net

Included in other long-term assets, net, on the Consolidated Balance Sheets are debt issuance costs, net, of $3,565 and $3,335 as of December 31, 2008 and March 31, 2009, respectively. On March 27, 2008, the Company executed the Fourth Amended and Restated Credit Agreement (see Note 5), and wrote-off previously capitalized debt issuance costs of $599 and capitalized new debt issuance costs of $3,943.

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

5. Financing Obligations

Long-Term Debt

The Company’s long-term debt consisted of the following:

	December 31, 2008	March 31, 2009
2008 Credit Facility - Senior notes, interest (at the option of the Company at inception of each loan) at the base rate, plus a margin of 3.50% or the Eurodollar rate (LIBOR), plus a margin of 4.50%. The total cost of outstanding debt was 5.06% at March 31, 2009.	$120,000	$142,500
Less current portion	—	3,563

Long-term debt	$120,000	$138,937

Accrued interest included in accounts payable and accrued expenses related to long-term debt in the Consolidated Balance Sheets is $2,577 and $541 at December 31, 2008 and March 31, 2009, respectively.

On March 27, 2008, the Company entered into a Fourth Amended and Restated Credit Agreement (the “2008 Credit Facility”). Such agreement provided: (i) a $120,000 term loan (the “Term Loan”); (ii) a $22,500 delayed draw term loan (the “Delayed Draw Term Loan”), to be funded at the option of the Company no later than March 27, 2009; (iii) a $15,000 revolving loan (the “Revolver”); and (iv) the option to request an incremental term loan before March 27, 2009, of up to $50,000 (the “Incremental Term Loan”) subject to the willingness of the lenders to make such loan (collectively, the “2008 Credit Facility”). On March 28, 2008, the full $120,000 of the Term Loan was funded, of which $38,189 was used to refinance the $38,189 of term debt remaining outstanding under the Company’s previous credit agreement. As of March 31, 2009, no borrowings had occurred under the Revolver or the Incremental Term Loan, although a $1,400 letter of credit has been issued under the Revolver as a security deposit. On January 5, 2009, the Company drew down the $22,500 Delayed Draw Term Loan.

The Term Loan proceeds, the Delayed Draw Term Loan proceeds, and any proceeds of the Revolver, not used to refinance the $38,189 of term debt must be used for working capital, general corporate purposes, and for capital expenditures of the Company and its subsidiaries.

Total fees incurred for this amendment were $4,039, of which $3,943 were capitalized and $96 were expensed. Additionally, $599 of prior debt issue costs were written-off as a loss from debt extinguishment.

Substantially all of the assets of the Company and its restricted subsidiaries are pledged as collateral under the 2008 Credit Facility. Interest under the Term Loan, the Revolver, and the Delayed Draw Term Loan is paid at a rate equal to: (i) 2.5% to 3.5% above the base rate (which is equal to the greater of the administrative agent’s prime rate and 0.5% above the federal funds rate); or (ii) 3.5% to 4.5% above the LIBOR rate, where in each case the applicable margin changes based on the Company’s consolidated total leverage ratio. The current rate of interest is 3.5% above the base rate or 4.5% above the LIBOR rate. The Company also pays unused facility fees equal to 0.50% per annum on the unused portion of the Revolver. The 2008 Credit Facility requires compliance with various financial covenant ratios, including a consolidated total leverage ratio, a consolidated senior leverage ratio, an annualized consolidated interest coverage ratio, and an annualized consolidated fixed charge coverage ratio. The 2008 Credit Facility requires that the Company comply with certain other covenants which, among other things, restrict the Company’s ability to incur additional debt, pay dividends and make other restricted payments, sell assets, enter into affiliate transactions and take other actions. The breach of any of these covenants could result in a default and, if not cured within any applicable cure period or waived by the lenders, could trigger acceleration of repayment and the exercise of remedies against the collateral and otherwise. The Company was in compliance with all covenants as of March 31, 2009 and anticipates compliance with all covenants that are within the Company’s control, at least for the next twelve months.

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Borrowings under the Revolver are available until September 26, 2013. Repayments of principal under the Term Loan and the Delayed Draw Term Loan are due in scheduled quarterly installments, beginning March 31, 2010, with the final payment due and payable on March 27, 2014. All outstanding amounts under the Revolver will be due and payable on September 27, 2013. As of March 31, 2009, scheduled maturities of the Term Loan for the next five years are as follows:

Year	Amount
2010	$14,250
2011	28,500
2012	28,500
2013	57,000
2014	14,250

Total	$142,500

Capital Lease Obligations

As of March 31, 2009, future minimum capital lease payments for the next five years and thereafter are as follows:

Year	Amount
Remainder of 2009	$3,362
2010	4,527
2011	4,579
2012	4,633
2013	4,825
2014	5,073
Thereafter	108,581

Total future minimum capital lease payments	135,580
Less: Interest component of capital lease payments	(84,590)

Present Value of minimum capital lease payments	50,990
Less: Current portion of capital lease obligations	—

Long-term capital lease obligations	$50,990

Accrued interest included in accounts payable and accrued expenses related to capital lease obligations in the Consolidated Balance Sheets is $392 and $393 at December 31, 2008 and March 31, 2009, respectively.

In March 2009, the Company executed a lease agreement for equipment. The lease agreement has a term of five years and includes a bargain purchase option. The lease agreement will commence during the second quarter of 2009, at which time a capital lease asset and obligation of $10,000 will be recorded. Payments under this lease agreement will be $209 monthly, beginning in July 2009.

Interest Rate Derivatives

The Company utilizes interest rate swaps to manage its exposure to fluctuations in interest rates. The Company is required by the 2008 Credit Facility to manage its interest rate risk by entering into interest rate agreements to limit the LIBOR rate component of the Company’s interest costs on no less than 50% of the principal of the 2008 Credit Facility. Interest rate swaps are recorded at fair value, and the changes in fair value are immediately included in interest expense. The Company does not elect hedge accounting on any of its interest rate swaps. The fair value of the Company’s interest rate swaps is reflected in a separate line item on the Consolidated Balance Sheets. Changes in the fair value of the Company’s interest rate swaps are included in Interest Expense on the Consolidated Statements of Operation and detailed further in this discussion. The Company has not provided the FAS 161 required tabular disclosures because the amounts as of and for the three months ended March 31, 2009 are not significant.

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

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

In January 2009, the Company cancelled two of its existing interest rate swaps with notional values of $75,000 and $45,000 and fixed rate components of 4.07% and 3.10%, respectively. There was no up-front cost to cancelling these swaps. The Company then entered into a single interest rate swap agreement with a notional value of $120,000. There was no up-front cost for this agreement. The agreement states that the Company pays 1.71% from February 2009 through February 2010 and 4.99% from February 2010 through February 2012. The counterparty either pays to the Company or receives from the Company the difference between the actual LIBOR rate and the contracted rates for the given periods.

As of March 31, 2009, the Company’s interest rate swap has a total notional value of $120,000. As of December 31, 2008 and March 31, 2009, the Company reflected the fair value of the interest rate swap as a derivative liability in the Consolidated Balance Sheets of approximately $7,434 and $8,173, respectively. The changes in fair value of $(1,065) and $(739) are recorded as increases in interest expense in the Consolidated Statements of Operations for the three months ended March 31, 2008 and 2009, respectively.

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

6. Income (Loss) Per Common Share

The following table sets forth the detail for the computation of basic and diluted income (loss) per common share attributable to common stockholders.

	For the three months ended March 31,
	2008	2009
Numerator:
Net income (loss)	$339	$(1,980)

Denominator:
Weighted average common shares outstanding - basic	34,311	34,563
Plus: dilutive effect of stock options	585	—
Plus: dilutive effect of performance-based restricted shares	—	—

Weighted average common shares outstanding - diluted	34,896	34,563

Net income (loss) per common share - basic	$0.01	$(0.06)
Net income (loss) per common share - diluted	$0.01	$(0.06)

The following table sets forth the potential common shares not included in the diluted net income (loss) per common share calculation because these shares are anti-dilutive:

	For the three months ended March 31,
	2008	2009
Common stock options	2,140	2,681
Performance-based restricted stock	—	205

7. Income Taxes

For the three months ended March 31, 2009, the Company recorded income tax expense of $275 on a loss before income taxes of $1,705. Comparatively, for the three months ended March 31, 2008, the Company recorded income tax expense of $44 on income before income taxes of $383. The increase in the effective tax rate during 2009 is related to (i) the full utilization of Canadian and several local jurisdiction net operating loss carryforwards during 2008; and (ii) the Company being subject to the federal alternative minimum tax in 2009.

The tax provision for the three months ended March 31, 2009, was calculated on a national jurisdiction basis. The Company estimated the Canadian income tax provision using the effective income tax rate expected to be applicable for the full year as required by Accounting Principals Board Opinion No. 28, Interim Financial Reporting. The Company’s U.S. income tax provision was recorded using the discrete method as required by FASB Interpretation No. 18, Accounting for Taxes in Interim Periods, paragraph 22b, when a reliable estimate of the annual effective tax rate cannot be made.

As of December 31, 2008, the Company had Federal net operating loss (“NOL”) carryforwards of approximately $51,577 and an alternative minimum tax credit of approximately $204 available to reduce future federal income taxes.

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

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

As of December 31, 2008 and March 31, 2009, the Company has approximately $154 of total unrecognized tax benefits related to uncertain tax positions which is estimated to be resolved with the settlement of audits within the next 12 months. The final outcome of these uncertain tax positions, however, is not yet determinable.

8. Stock Based Compensation

Stock Options

During the three months ended March 31, 2009, the Company granted 582 common stock options with a weighted average exercise price of $5.84 per share to employees and non-employee directors. Of the grants, 547 of the common stock options vest at a rate of 25% on the first anniversary of the grant date and 25% annually until the common stock options are fully vested. Non-employee directors received a total of 35 common stock options that vested immediately. These vesting periods were established by the Compensation Committee of the Board of Directors at the date of grant.

Common stock options expire ten years after the date of grant or when an individual ceases to be an employee of the Company. Compensation expense for these common stock options will be recognized over the vesting period.

The following table summarizes common stock option activity for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2008	2,708	$12.10
Options granted	582	$5.84
Options exercised	—	$—
Options forfeited or cancelled	(14)	$14.28

Outstanding as of March 31, 2009	3,276	$10.98

The following table summarizes nonvested stock option activity for the three months ended March 31, 2009:

	Nonvested Common Stock Options	Weighted Average Grant Date Fair Value Per Option
Nonvested at December 31, 2008	1,752	$11.06
Options granted	582	$3.82
Options vested	(487)	$10.92
Options forfeited	(14)	$11.22

Nonvested at March 31, 2009	1,833	$8.80

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The following table summarizes information about common stock options outstanding as of March 31, 2009:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life
$ 0.00 - $ 4.00	595	4.95
$ 4.01 - $ 8.00	582	9.91
$ 8.01 - $ 12.00	842	8.94
$ 12.01 - $ 16.00	20	9.35
$ 16.01 - $ 20.00	1,237	7.88

Total options outstanding	3,276	7.99

Total options exerciseable	1,443	7.99

The aggregate intrinsic value of options outstanding as of March 31, 2009 was $5,044. The aggregate intrinsic value of options exercisable as of March 31, 2009 was $3,441.

Restricted Stock

The following table summarizes the changes in restricted stock awards for the three months ended March 31, 2009:

	Performance Based Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Performance-based restricted stock at December 31, 2008	—	$—
Shares granted	205	$5.84
Shares vested	—	$—
Shares forfeited	—	$—

Performance-based restricted stock at March 31, 2009	205	$5.84

The aggregate intrinsic value of restricted stock outstanding as of March 31, 2009 was $1,798.

9. Commitments and Contingencies

Operating Lease Payments

The Company and its subsidiaries are engaged in the operation of data centers, most of which are held under non-cancelable operating leases expiring at various dates through 2025. Certain of these non-cancelable operating leases provide for renewal options.

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

As of March 31, 2009, minimum future lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows:

Year	Amount
Remainder of 2009	$21,145
2010	28,190
2011	26,653
2012	26,462
2013	27,105
2014	25,104
Thereafter	171,673

Total minimum lease payments	$326,332

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

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. Based upon currently available information and advice of legal counsel, management, believes that the amounts accrued in the Consolidated Balance Sheets are adequate for the aforementioned claims and the amount of any additional liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

Taxes

The Company is currently under examination by the states of New York and Washington regarding sales, franchise, capital and excise taxes. As of March 31, 2009, the Company has accrued $292 as a probable loss contingency for these examinations.

10. Segment Information

The Company manages its business as one reportable segment. Although the Company provides services in several markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services.

The Company’s geographic revenues are as follows:

	For the three months ended March 31,
	2008	2009
Revenues
United States	$36,733	$44,396
Canada	3,044	2,737

	$39,777	$47,133

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The Company’s long-lived assets are located in the following geographic regions:

	December 31, 2008	March 31, 2009
Long-Lived Assets
United States	$310,601	$318,603
Canada	19,632	18,691

	$330,233	$337,294

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in six sections:

•	Overview

•	Critical Accounting Estimates

•	Key Components of our Results of Operations

•	Results of Operations

•	Liquidity and Capital Resources

•	Recent Accounting Pronouncements

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes in Part I, Item 1, “Financial Statements.”

OVERVIEW

We are a premier provider of network-neutral data centers that house, power, and interconnect the Internet. Leading content companies, enterprises, and communications service providers rely on Switch and Data to connect to customers and exchange network traffic. Our colocation services provide space and power for customers’ networking and computing equipment allowing those customers to avoid the costs of building and maintaining their own data centers. As a network-neutral provider, we do not own or operate our own network, and, as a result, our interconnection services enable our customers to exchange network traffic through direct connections with each other or through peering connections with multiple parties. We provide our services in 34 data centers, which is the broadest network-neutral footprint in North America. Our footprint includes our data center in Palo Alto, one of the first commercial Internet exchanges in the world. Our high network densities, as demonstrated by approximately 21,500 cross connects between our customers, create a network effect, which provides an incentive for our existing customers to remain within our data centers and is a differentiating factor in attracting new customers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, management evaluates its estimates and judgments. Critical accounting policies for the Company are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in our 2008 Annual Report on Form 10-K.

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

Cabinet equivalents billed. Our data centers have a finite amount of space and power that can be utilized to provide colocation services. This space is measured in cabinet equivalents, which includes an assessment of available power and cooling. Cabinet equivalents billed is an indication of how much space in our data centers is generating revenue. Cabinet equivalents billed is the sum of the total cage square footage billed divided by 20, plus the actual cabinets billed in each data center.

Utilization rate. The utilization rate represents the percentage of our data center space that has been sold to customers. The number fluctuates due to increases in capacity (new data centers and expansion space), new sales, and the loss of existing customers (churn). The utilization rate is calculated as a percentage, the numerator of which is equal to the total space licensed to our customers and the denominator of which is equal to the total licensable space taking into account existing power and cooling.

Percentage of incremental sales to existing customers. This percentage is indicative of where our new sales are generated. Over the past few years, approximately 80% of all new sales have come from existing customers. We believe this percentage is a testament to our customers’ satisfaction of how we meet their needs through our services.

Churn as a percentage of recurring revenues. Churn represents lost revenues during a given period. Our business is based on a recurring revenue model, so lost revenues in a period affect future periods. Over the last two years, the churn we have experienced is approximately 1.1% of monthly recurring revenue; churn experienced was 1.3% during 2008 and for the three months ended March 31, 2009.

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

The following tables present a summary of these metrics for the periods indicated:

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009
Number of cross connects	19,797	20,419	20,879	21,149	21,504
Cabinet equivalents billed	7,034	7,117	7,347	7,596	7,864
Utilization rate	70.3%	65.0%	62.9%	58.4%	60.4%

	For the three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31 2009
Percentage of incremental sales to existing customers	89%	75%	75%	84%	78%
Churn as a percentage of recurring revenues	1.1%	1.5%	1.1%	1.5%	1.3%
New Sales (in Thousands):
Recurring revenue	$1,333	$1,487	$1,488	$1,305	$1,297
Non-recurring revenue	1,830	2,418	2,180	1,717	1,825

New Sales	$3,163	$3,905	$3,668	$3,022	$3,122

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

The following table presents our revenues and percentage of revenues for the periods presented:

	For the three months ended March 31,
($ in Thousands)	2008		2009
Revenues
Colocation	$25,297	64%	$30,228	64%
Interconnection	12,326	31%	14,629	31%

Recurring Total	$37,623	95%	$44,857	95%
Non-recurring	2,154	5%	2,276	5%

Total	$39,777	100%	$47,133	100%

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2009

The following is a more detailed discussion of our financial condition and results of operations for the periods presented. The quarter-to-quarter comparison of financial results is not necessarily indicative of future results.

Revenues

	For the three months ended March 31,		$ Change	% Change
($ in Thousands)	2008	2009
Revenues	$39,777	$47,133	$7,356	18%

The primary drivers contributing to our revenue growth are derived from an increased number of sales, as well as a larger per-sale average, to new and existing customers, resulting from: (i) expansion projects in 2008 which created additional product capacity in our top ten markets and (ii) increasing IP traffic growth. We experienced an 18% increase in revenues for the three months ended March 31, 2009 over the same period in 2008. Also, approximately 50% of new sales for 2008 were in our new or expanded data centers. Recurring revenue increased by $7.2 million. The recurring revenue increase consisted of colocation and interconnection revenue of $4.9 million and $2.3 million, respectively. Cabinet equivalents billed were 7,864 at March 31, 2009, which is a 12% increase over the March 31, 2008 cabinet equivalents billed of 7,034. The number of cross connects was 21,504 at March 31, 2009, which is a 9% increase over March 31, 2008 cross connects of 19,797. Existing customers comprised 78% of sales during the three months ended March 31, 2009. Non-recurring revenue increased by $0.1 million primarily related to installation services and technical support revenues.

Cost of Revenues, Exclusive of Depreciation and Amortization

	For the three months ended March 31,		$ Change	% Change
($ in Thousands)	2008	2009
Cost of revenues, exclusive of depreciation and amortization	$20,359	$24,293	$3,934	19%
As a percent of revenue	51%	52%

Cost of revenues, exclusive of depreciation and amortization, increased primarily due to rent, utilities, carrier related services, and property tax expense increases. Rent expense increased $2.1 million, primarily due to expansions or renewed leases in our Seattle, Atlanta, Dallas, Toronto, Los Angeles, and Northern Virginia area markets. Utilities increased $0.9 million due to rate increases and additional usage by our customers, largely in our New York Metro, San Francisco Bay, and Northern Virginia area data centers. Carrier related services and property taxes, each increased by approximately $0.5 million, primarily due to our new and expanded data centers. Also included in cost of revenues is non-cash stock compensation expense of $0.2 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively. We anticipate our cost of revenues will increase in absolute dollars as we continue our expansion.

Sales and Marketing

	For the three months ended March 31,		$ Change	% Change
($ in Thousands)	2008	2009
Sales and marketing	$5,194	$5,224	$30	1%
As a percent of revenue	13%	11%

The increase in sales and marketing expense was not material. Such expense included non-cash stock compensation expense of $0.5 million for the three months ended March 31, 2009 and 2008. We expect sales and marketing expenses to increase as we invest in sales distribution and marketing and to continue to decrease as a percentage of revenues because we expect revenues to increase at a greater rate than these expenses.

General and Administrative

	For the three months ended March 31,		$ Change	% Change
($ in Thousands)	2008	2009
General and administrative	$4,331	$4,682	$351	8%
As a percent of revenue	11%	10%

General and administrative expenses increased by $0.4 million. The increase was primarily due to increases in personnel related expenses of $0.3 million. General and administrative expenses also included non-cash stock compensation expenses of $0.7 million for the three months ended March 31, 2009 and 2008. We expect general and administrative expenses to continue to decrease as a percentage of revenues because we expect revenues to increase at a higher rate than our general and administrative expenses.

Depreciation and Amortization

	For the three months ended March 31,		$ Change	% Change
($ in Thousands)	2008	2009
Depreciation and amortization	$6,524	$10,046	$3,522	54%
As a percent of revenue	16%	21%

Depreciation and amortization expenses increased by $3.5 million. The increase was primarily related to the expansion of our data centers in Dallas and the New York Metro, Northern Virginia, and San Francisco Bay areas, which resulted in a substantial increase in depreciable assets. We expect depreciation and amortization expenses to continue to increase, based on our investments in product capacities.

Operating Income

	For the three months ended March 31,		$ Change	% Change
($ in Thousands)	2008	2009
Operating income	$3,369	$2,888	$(481)	(14)%
As a percent of revenue	8%	6%

Operating income decreased by $0.5 million. The decrease is primarily related to increased expenses of $7.9 million, including $4.0 million, $3.5 million, and $0.4 million for cost of revenues, depreciation and amortization, and general and administrative, respectively. The increase in expenses was partially offset by an increase in revenues of $7.4 million.

Interest Income and Interest Expense

	For the three months ended March 31,		$ Change	% Change
($ in Thousands)	2008	2009
Interest expense	$(2,502)	$(4,358)	$(1,856)	74%
Interest income	$372	$3	$(369)	(99)%
Loss from debt extinguishment	$(695)	$—	$695	(100)%

Interest expense increased by $1.9 million. The increase in interest expense is primarily due to an increase in our weighted average outstanding debt balance, which increased to $141.3 million for the three months ended March 31, 2009 from $41.8 million for the three months ended March 31, 2008, as a result of borrowing additional funds primarily used for our investment in product capacities. Interest expense also increased due to the change in fair value of our interest rate swap. The fair value of the interest rate swap is adjusted each quarter, with gains and losses treated as decreases or increases to interest expense. The change in market value of the interest rate swap, directly related to the decreases in current and future LIBOR rates, resulted in an increase in interest expense of $0.7 million for the three months ended March 31, 2009.

Interest income decreased by $0.4 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease is attributable to a lower average cash balance during the first quarter of 2009, as well as lower interest rates on our cash balances.

Loss from debt extinguishment was $0.7 million for the three months ended March 31, 2008 due to the write-off of certain debt issuance costs related to our debt refinancing that occurred in March 2008.

Provision for Income Taxes

	For the three months ended March 31,		$ Change	% Change
($ in Thousands)	2008	2009
Provision for income taxes	$(44)	$(275)	$(231)	525%

Provision for income taxes increased by $0.2 million for the three months ended March 31, 2009. The tax provision for the three months ended March 31, 2009, was calculated on a national jurisdiction basis. We estimated the Canadian income tax provision using the effective income tax rate expected to be applicable for the full year as required by Accounting Principals Board Opinion No. 28, Interim Financial Reporting. Our U.S. income tax provision was recorded using the discrete method as required by FASB Interpretation No. 18, Accounting for Taxes in Interim Periods, when a reliable estimate of the annual effective tax rate can be made.

During 2009 we expect that (i) income taxes payable will increase due to the full utilization of Canadian and several local jurisdiction net operating loss carryforwards; and (ii) we will be subject to the federal alternative minimum tax, thus increasing 2009 tax expense.

Net Income (Loss)

	For the three months ended March 31,		$ Change	% Change
($ in Thousands)	2008	2009
Net income (loss)	$339	$(1,980)	$(2,319)	(684)%

Net income decreased by $2.3 million, resulting in a net loss of $1.9 million for the three months ended March 31, 2009 compared to the net income of $0.3 million for the three months ended March 31, 2008. The net loss is attributable to the factors previously described.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	For the three months ended March 31,
($ in Thousands)	2008	2009
Cash provided by (used in):
Operating activities	$11,036	$8,964
Investing activities	(24,908)	(23,734)
Financing activities	78,010	22,500

Sources and Uses of Cash

Our principal sources of cash are from our operating activities and the funds available to us from our debt borrowings. On March 27, 2008, we entered into the 2008 Credit Facility. On March 28, 2008, the effective date of the 2008 Credit Facility, the full $120 million of the Term Loan was funded to repay the $38.2 million of term debt remaining outstanding under our previous credit agreement, and to also fund our 2008 expansion projects. On January 5, 2009, the full $22.5 million of the Delayed Draw Term Loan was funded, which will be used to fund a portion of our capital expenditures in 2009. No fundings have occurred under the Revolver; however, a $1.4 million letter of credit was issued as a security deposit under the Revolver.

For the three months ended March 31, 2009, our capital expenditures were $23.7 million. Our capital expenditures are expected to be less in 2009 than in 2008. We expect our capital expenditures for the remainder of 2009 to be approximately $51.3 million, which will be funded by the amounts previously funded under the Term Loan and the Delayed Draw Term Loan, our cash flows from operations, and a $10.0 million equipment lease to be accessed during the second quarter of 2009. We do not expect to access funds under our Revolver during 2009. Our 2009 capital expenditures will include the continued expansion of our new data center in the New York Metro area. These investments will increase product availability in New York Metro area, which we believe will enable us to increase revenue and potentially reduce our accumulated deficit. We typically incur lease, utility, and personnel related expenses prior to being able to accept customers for, and generate revenue from the additional capacity. As a result of the operating leverage inherent in our business model, however, we believe incremental revenue from these expansions will increase operating cash flow. Because of the nature of most of our costs, which are fixed, once a market achieves positive cash flow from its operations, new revenues typically generate substantial cash flow at higher operating margins. While we expect that our cash flow from operations will continue to increase, we expect our cash flow used in investing activities, primarily as a result of our expansion efforts, to be greater than our cash flows generated from operating activities for at least the next twelve months.

The U.S. economy is currently undergoing a period of economic uncertainty, and the related financial markets are experiencing unprecedented volatility. Despite the continued adverse general economic conditions, we have not experienced any liquidity issues. While we cannot provide any assurances, given our current cash position, cash needs, and debt structure, we believe that our existing cash balance, available borrowings under the 2008 Credit Facility, and cash generated from operating activities will be sufficient to meet our anticipated capital expenditures, debt service and working capital requirements for at least the next twelve months.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2009 was $9.0 million. This consisted primarily of a net loss of $2.0 million and depreciation, amortization, and other non-cash charges of $14.9 million. Also affecting net cash provided by operating expenses was a decrease in assets of $1.3 million, consistent with our lower days sales outstanding and use of prepaid assets, and a decrease in liabilities of $5.2 million, primarily due to payment of previously accrued capital expenditures.

Net cash provided by operating activities for the three months ended March 31, 2008 was $11.0 million. This consisted primarily of net income of $0.3 million and depreciation, amortization, and other non-cash charges of $11.3 million. Also affecting net cash provided by operating expenses was a decrease in assets of $1.0 million, primarily due to lower accounts receivable balances, consistent with our lower days sales outstanding and a decrease in liabilities of $1.6 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2009 was $23.7 million compared to $24.9 million for the three months ended March 31, 2008. Cash used in investing activities in the three months ended March 31, 2009 was for capital expenditures associated with our expansion efforts, primarily in our New York Metro area. Cash used in investing activities in the three months ended March 31, 2008 was primarily for capital expenditures associated with expansion efforts in several markets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2009 was $22.5 million compared to net cash provided by financing activities of $78.0 million for the three months ended March 31, 2008. Cash provided from financing activities in the three months ended March 31, 2009 was from the Delayed Draw Term Loan. Cash provided from financing activities in the three months ended March 31, 2008 was primarily from the Term Loan.

Debt Obligations

As of March 31, 2009, we have $120 million in principal outstanding under the Term Loan, $22.5 million in principal outstanding under the Delayed Draw Term Loan, and a $1.4 million letter of credit outstanding under the Revolver.

Substantially all of the assets of the Company and its restricted subsidiaries are pledged as collateral for the 2008 Credit Facility, and the 2008 Credit Facility is guaranteed by the Company’s restricted subsidiaries. We have the option to pay interest on the Term Loan, the Delayed Draw Term Loan, and the Revolver at a rate equal to: (a) 2.5% to 3.5% above the base rate (which is equal to the greater of the administrative agent’s prime rate and 0.5% above the federal funds rate) or (b) 3.5% to 4.5% above the LIBOR rate, where in each case the applicable margin changes based on our consolidated total leverage ratio. The current rate of interest is 3.5% above the base rate or 4.5% above the LIBOR rate. We also pay unused facility fees equal to 0.50% per annum on the unused portion of the Revolver.

Borrowings under the Revolver are available until September 26, 2013. Repayments of principal under the Term Loan and the Delayed Draw Term Loan are due in scheduled quarterly installments, beginning March 31, 2010, with the final payment due and payable on March 27, 2014. All outstanding amounts under the Revolver will be due and payable on September 27, 2013.

The 2008 Credit Facility requires compliance with certain financial covenant ratios including our consolidated total leverage ratio, consolidated senior leverage ratio, annualized consolidated interest coverage ratio, and annualized consolidated fixed charge coverage ratio. We were in compliance with all such financial covenant ratios as of March 31, 2009. A 10% change in the ratios would not change our compliance status.

The 2008 Credit Facility also requires that we comply with certain other covenants, which among other things, restrict our ability to incur additional debt, pay dividends and make other restricted payments, sell assets, enter into affiliate transactions and take other actions. We were in compliance with all such covenants as of March 31, 2009 and anticipate compliance with all covenants for at least the next twelve months.

The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default, subject to customary cure rights, under the 2008 Credit Facility and, if not cured within any applicable cure period or waived by our lenders, could trigger acceleration of repayment and the exercise of remedies against the collateral and otherwise, thus adversely affecting the business.

Capital Lease Obligations

Obligations under capital lease at March 31, 2009 total $51.0 million

In March 2009, we executed a lease agreement for equipment. The lease agreement term is for five years and includes a bargain purchase option. The lease agreement will commence during the second quarter of 2009, at which time a capital lease asset and obligation of $10.0 million will be recorded. Payments under this lease agreement will be $0.2 million monthly beginning in July 2009.

Contractual Obligations

The following table summarizes, as of March 31, 2009, our minimum payments for long-term debt and other obligations for the next five years and thereafter:

($ in Thousands)	Total	Remainder of 2009	2010 and 2011	2012 and 2013	Thereafter
Operating lease obligations	$326,332	$21,145	$54,843	$53,567	$196,777
Capital lease obligations	135,580	3,362	9,106	9,458	113,654
Long-term debt	142,500	—	42,750	85,500	14,250
Interest expense on long-term debt *	29,288	6,183	14,763	8,139	203

Total contractual obligations **	$633,700	$30,690	$121,462	$156,664	$324,884

*	The interest expense forecast is based on 3-month LIBOR rate of 1.19% as of March 31, 2009. Interest expense was calculated by multiplying the outstanding balance by the interest rate for the given time period.

**	The contractual obligations table above does not include income tax liabilities of $0.1 million recorded in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

Off Balance Sheet Arrangements

As of December 31, 2008 and March 31, 2009 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). The new standard amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and enhances disclosure about how and why a company uses derivatives, how derivative instruments are accounted for under FAS 133 (and the interpretations of that standard) and how derivatives affect a company’s financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application of the standard is encouraged, as well as comparative disclosures for earlier periods at initial adoption. We adopted this standard as of January 1, 2009.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are required by our credit agreements to manage the interest rate risk on our debt. A portion of the floating interest rate on the outstanding debt of $142.5 million is swapped to fixed rate through an interest rate swap derivative, thus minimizing interest rate risk.

Our existing interest rate swap was entered into on January 15, 2009, has a notional amount of $120.0 million, and a maturity date of February 2012. There was no upfront cost for this agreement. The fixed LIBOR rates associated with this swap are 1.71% from February 2009 through February 2010 and 4.99% from February 2010 through February 2012. If the three-month LIBOR rate is higher than these fixed rates for the given periods, we will receive cash payments for the difference between actual three-month LIBOR and the fixed rates for the given periods. If the three-month LIBOR rate is lower than these fixed rates for the given periods, we will pay the difference between actual three-month LIBOR and the fixed rates for the given periods.

As of March 31, 2009, the three-month LIBOR rate was 1.19%, which is lower than our contracted rates. A 10% change in the current LIBOR rate would not change our current net pay position.

Foreign Currency Risk

We have a data center located in Toronto, Canada. Revenue from this data center was 5.8% of total revenues for the three months ended March 31, 2009. We primarily receive payment for services provided at this data center, and primarily pay expenses related to it, in Canadian dollars, which mitigates our exposure to currency exchange rate risk. However, fluctuating foreign currency exchange rates have a direct impact on how our international results of operations translate into U.S. dollars. During the first quarter of 2008, the U.S. dollar was weaker relative to the Canadian dollar. This weakness of the U.S. dollar had a positive impact on our consolidated results of operations because the foreign denominations translated into more U.S. dollars. During the first quarter of 2009, the U.S. dollar was stronger relative to the Canadian dollar. This change adversely impacted our results of operations as amounts in Canadian dollars generally translated into fewer U.S. dollars. We have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. dollar relative to the Canadian dollar would not have a significant effect on our financial position, results of operations, or cash flows. We do not maintain any derivative instruments to mitigate the exposure to translation and transaction risk. Our foreign exchange transaction gains and losses are included in our results of operations and were not material for all periods presented.

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

We are presently involved in various legal proceedings arising in the ordinary course of our business operations. Based on information currently available to us, we believe these proceedings will not have a material effect on our financial position, results of operations, or cash flows.

Item 1A:	Risk Factors

Set forth below are the material changes and updates from the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2008. This discussion contains certain forward-looking statements regarding various matters. The ultimate accuracy of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance, or achievements to differ from those expressed or implied in the statements. Also, additional risks and uncertainties of which we are unaware, or that are currently deemed immaterial by us, may become important factors that affect us.

Risks Related to our Business

We have incurred substantial losses in the past and may continue to incur losses in the future.

For the years ended December 31, 2006, 2007, and 2008, we incurred net losses of $11.7 million, $0.8 million and $7.0 million, respectively. Until 2003, we did not generate positive net cash flow from operations. As of March 31, 2009, we had an accumulated deficit of $226.5 million. There can be no guarantee that we will achieve profitability. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We have debt obligations which include restrictive covenants that limit our flexibility to manage our business; failure to comply with these covenants could trigger an acceleration of our outstanding indebtedness.

As of March 31, 2009, our obligations under the 2008 Credit Facility were $142.5 million. On March, 27, 2009, the period in which we could access the Incremental Term Loan has expired. The 2008 Credit Facility requires that we comply with covenants, including various financial covenants, which among other things, restrict our ability to incur additional debt, pay dividends and make other restricted payments, sell assets, enter into affiliate transactions and take other actions. If we are unable to meet the terms of the financial covenants or if we breach any of the other covenants, a default subject to customary cure rights, could result under the 2008 Credit Facility. We have in the past violated certain covenants, under our previous credit facility, including several violations in 2006 that were subsequently waived by our lenders. A default, if not cured within any applicable cure period or waived by our lenders, could result in the acceleration of outstanding indebtedness and the exercise of remedies against the collateral and otherwise. If we are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, we will have to refinance such obligations, or otherwise we will not be able to repay our debt (and our assets may be foreclosed upon). If new financing is made available, the terms may not be favorable to us and our business may be adversely affected.

The gross domestic product in the U.S. has declined, indicating that the U.S. economy is in a recession.

Global consumer confidence continues to erode amidst concerns over declining asset values, potential inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed economic growth and resulted in a recession in the U.S. If these economic conditions continue or worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to collect receivables, increase our need for cash, and ultimately decrease our net revenue and profitability.

The financial markets continue to experience significant turmoil which may negatively impact our liquidity and our ability to obtain financing, and may also cause a decrease in demand for our services.

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

Switch & Data Facilities Company, Inc. Registrant

Date: April 30, 2009	By:	/s/ Keith Olsen
Keith Olsen
Chief Executive Officer

Date: April 30, 2009	By:	/s/ George Pollock, Jr.
George Pollock, Jr.
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002