Form 10-Q
period 2009-06-30
Switch & Data Facilities Company, Inc.
filed 2009-08-03
CIK 1371011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares outstanding of the registrant’s Common Stock as of July 15, 2009 was 34,571,692.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	December 31, 2008	June 30, 2009
Assets
Current assets
Cash and cash equivalents	$14,706	$24,727
Accounts receivable, net of allowance for bad debts of $818 and $1,046, respectively	11,497	8,490
Prepaids and other assets	2,429	1,751

Total current assets	28,632	34,968
Property and equipment, net	270,286	296,995
Goodwill	36,023	36,023
Other intangible assets, net	18,575	16,876
Other long-term assets, net	5,349	5,467

Total assets	$358,865	$390,329

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$34,131	$25,983
Derivative liability	7,434	7,538
Current portion of unearned revenue	3,629	3,397
Current portion of deferred rent	455	422
Current portion of customer security deposits	547	595
Current portion of long-term debt	—	7,125
Current portion of capital lease obligations	—	1,691

Total current liabilities	46,196	46,751
Unearned revenue, less current portion	1,858	1,666
Deferred rent, less current portion	18,587	22,788
Customer security deposits, less current portion	376	307
Long-term debt, less current portion	120,000	135,375
Long-term portion of capital lease obligations	50,927	58,593

Total liabilities	237,944	265,480
Commitments and contingencies
Stockholders’ equity
Common stock, $0.0001 par value, 200,000 shares authorized; 34,563 and 34,572 shares issued and outstanding as of December 31, 2008 and June 30, 2009, respectively	3	3
Preferred stock, $0.0001 par value, 25,000 shares authorized; no shares issued	—	—
Additional paid-in capital	347,909	350,927
Accumulated deficit	(224,534)	(224,640)
Accumulated other comprehensive loss	(2,457)	(1,441)

Total stockholders’ equity	120,921	124,849

Total liabilities and stockholders’ equity	$358,865	$390,329

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2009	2008	2009
Revenues	$41,895	$49,360	$81,671	$96,493
Costs and operating expenses
Cost of revenues, exclusive of depreciation and amortization	21,641	24,466	42,000	48,758
Sales and marketing	4,871	5,160	10,064	10,384
General and administrative	4,332	4,411	8,662	9,092
Depreciation and amortization	6,728	9,750	13,253	19,797
Lease litigation settlement	—	700	—	700

Total costs and operating expenses	37,572	44,487	73,979	88,731

Operating income	4,323	4,873	7,692	7,762
Interest income	699	26	1,071	29
Interest expense	(2,652)	(2,430)	(5,153)	(6,788)
Loss from debt extinguishment	—	—	(695)	—
Other expense, net	(183)	(70)	(346)	(309)

Income before income taxes	2,187	2,399	2,569	694
Provision for income taxes	(1,047)	(525)	(1,090)	(800)

Net income (loss)	$1,140	$1,874	$1,479	$(106)

Income (loss) per common share - basic	$0.03	$0.05	$0.04	$(0.00)

Weighted average common shares outstanding - basic	34,482	34,565	34,482	34,564

Income (loss) per common share - diluted	$0.03	$0.05	$0.04	$(0.00)

Weighted average common shares outstanding - diluted	35,129	34,884	35,101	34,564

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the six months ended June 30,
	2008	2009
Cash flows from operating activities:
Net income (loss)	$1,479	$(106)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	11,004	17,980
Amortization of debt issuance costs	282	460
Amortization of other intangible assets	2,249	1,817
Loss on debt extinguishment	695	—
Stock compensation expense	3,181	2,937
Provision for bad debts, net of recoveries	400	431
Deferred rent	2,558	4,069
Change in fair value of derivative	409	104
Loss (gain) on disposal of fixed assets	6	(5)
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(3,402)	2,618
Decrease (increase) in prepaids and other assets	(338)	683
Increase in other long-term assets	(62)	(580)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	2,514	(4,096)
Increase (decrease) in unearned revenue	224	(481)

Net cash provided by operating activities	21,199	25,831

Cash flows from investing activities:
Purchase of property and equipment	(54,005)	(38,425)

Net cash used in investing activities	(54,005)	(38,425)

Cash flows from financing activities:
Principal payments under long-term debt	(38,189)	—
Proceeds from exercise of stock options	655	80
Proceeds from long-term debt	120,000	22,500
Excess tax benefits from stock-based compensation	167	—
Debt issuance and amendment costs	(4,039)	—

Net cash provided by financing activities	78,594	22,580

Net increase in cash and cash equivalents	45,788	9,986
Effect of exchange rate changes on cash	(200)	35

Cash and cash equivalents:
Beginning of the period	45,595	14,706

End of the period	$91,183	$24,727

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,144	$8,659
Cash paid for taxes	$483	$572

Supplemental schedule of non-cash investing and financing activities:
Purchased property and equipment in accounts payable and accrued expenses	$24,896	$12,913
Asset acquired and obligation incurred under capital lease (see Notes 3 and 5)	$27,500	$9,229

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

Subsequent events have been evaluated through July 31, 2009, the date these financial statements were made public.

Fair Value

The Company adopted the Financial Accounting Standards Board’s (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”) as of January 1, 2008. The adoption of FAS 157 resulted in a cumulative transition adjustment of $74 that decreased the Company’s derivative liability and increased retained earnings.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009:

	Fair value measurement at December 31, 2008 using:		Fair value measurement at June 30, 2009 using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Derivative liabilities	$—	$7,434	$—	$7,538

FASB Staff Position (“FSP”) 157-2 is now effective and applies to all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Non-recurring non-financial assets and non-financial liabilities for which the Company began applying the provisions of FAS 157 on January 1, 2009, include those measured at fair value for impairment testing, including goodwill, other intangible assets, and property and equipment. Such application has had no impact on the Company’s financials for the three months and six months ended June 30, 2009.

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

The fair value of the Company’s long-term debt, which is not traded in the market, is estimated by using the Company’s credit worthiness, current rates available to the Company for debt of the same remaining maturities and the terms of the debt. After considering the items above and the floating interest rate associated with the long-term debt, the Company believes the carrying amount of the Company’s long-term debt approximates fair value.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions for stock-based compensation required by SFAS No. 123 (Revised), Share-Based Payment (“FAS 123R”). The Company is required to utilize the prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of FAS 123R, stock-based compensation expense is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. As of June 30, 2009, there was $13,725 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans. These costs are to be recognized ratably over a weighted average period of less than four years. The Company recorded $1,572 and $2,937 of compensation expense for the three months and six months ended June 30, 2009, respectively.

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of fair value for stock-based payment awards is based on a number of assumptions. These assumptions include the expected term of the options, a risk-free interest rate, expected dividend yields, and stock price volatility. If factors change and the Company employs different assumptions for estimating stock-based compensation expense or if the Company decides to use a different valuation model, the expense in future periods may differ significantly from what the Company has recorded in the current period, which could have a material impact on the consolidated financial statements.

For options granted during the six months ended June 30, 2009, the fair value of each option grant was calculated using the Black-Scholes option-pricing model with the following assumptions:

	For the six months ended June 30, 2009
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

During the six months ended June 30, 2009, the Company granted 205 performance-based restricted stock awards. The grant date fair value of restricted stock awards is based on the quoted fair market value of the Company’s common stock at the grant date. The restricted stock awards cliff vest at the end of the three year performance period. Performance targets are tied to the Company’s publicly disclosed revenue and EBITDA guidance. Compensation expense is recognized ratably during the three year performance period. Grants of restricted stock are subject to forfeiture if a grantee, among other conditions, leaves employment prior to expiration of the restricted period. The Company recognized compensation expense for restricted stock of $100 and $141 for the three months and six months ended June 30, 2009, respectively. The Company did not grant restricted stock prior to 2009.

Comprehensive Income

The components of comprehensive income are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2009	2008	2009
Net income (loss)	$1,140	$1,874	$1,479	$(106)
Currency translation adjustments	151	1,389	(629)	1,016

Comprehensive income	$1,291	$3,263	$850	$910

The Company’s foreign operations use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Revenues and expenses of these operations are translated at monthly average rates.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). The new standard amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and enhances disclosure about how and why a company uses derivatives; how derivative instruments are accounted for under FAS 133 (and the interpretations of that standard); and how derivatives affect a company’s financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has adopted this standard as of January 1, 2009, as reflected in note 5.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity, as well as additional guidance on circumstances which may indicate a transaction is not orderly. FSP 157-4 amends FAS 157 to require interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs. FSP 157-4 is effective prospectively for interim and annual reporting periods ending after June 15, 2009. Accordingly, the Company adopted this FSP in June 2009. The adoption of this standard did not have a material effect on the consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1” and “APB 28-1”). FSP 107-1 extends the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“FAS 107”) to interim financial statements of publicly-traded companies. FSP 107-1 and APB 28-1 require that disclosures provide quantitative and qualitative information on fair value estimates

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

for all financial instruments not measured on the balance sheet at fair value, when practicable, with the exception of certain financial instruments listed in FAS 107. FSP 107-1 is effective prospectively for interim reporting periods ending after June 15, 2009. Accordingly, the Company adopted FSP 107-1 in June 2009. The adoption of this standard did not have a material effect on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company adopted FAS 165 in June 2009. The adoption of this standard did not have a material effect on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“FAS 168”). FAS 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have a material effect on the consolidated financial statements.

3. Property and Equipment, Net

The Company capitalized costs of $43,721 during the six months ended June 30, 2009, primarily associated with adding product capacities to existing data centers. Included in this amount is $9,229 of equipment under capital lease.

4. Other Long-Term Assets, Net

Included in other long-term assets, net, on the Consolidated Balance Sheets are debt issuance costs, net, of $3,565 and $3,105 as of December 31, 2008 and June 30, 2009, respectively. On March 27, 2008, the Company executed the Fourth Amended and Restated Credit Agreement (see Note 5), and wrote-off previously capitalized debt issuance costs of $599 and capitalized new debt issuance costs of $3,943.

5. Financing Obligations

Long-Term Debt

The Company’s long-term debt consisted of the following:

	December 31, 2008	June 30, 2009
2008 Credit Facility - Senior notes, interest (at the option of the Company at inception of each loan) at the base rate, plus a margin of 3.50% or the Eurodollar rate (LIBOR), plus a margin of 4.50%. The total cost of outstanding debt was 4.89% at June 30, 2009.	$120,000	$142,500
Less current portion	—	(7,125)

Long-term debt	$120,000	$135,375

Accrued interest included in accounts payable and accrued expenses related to long-term debt in the Consolidated Balance Sheets is $2,577 and $444 at December 31, 2008 and June 30, 2009, respectively.

On March 27, 2008, the Company entered into a Fourth Amended and Restated Credit Agreement (the “2008 Credit Facility”). Such agreement provided: (i) a $120,000 term loan (the “Term Loan”); (ii) a $22,500 delayed draw term loan (the “Delayed Draw Term Loan”), to be funded at the option of the Company no later than March 27, 2009; (iii) a $15,000 revolving loan (the “Revolver”); and (iv) the option to request an incremental term loan before March 27, 2009, of up to $50,000 (the “Incremental Term Loan”) subject to the willingness of the lenders to make such loan (collectively, the “2008 Credit Facility”). On March 28, 2008, the

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

full $120,000 of the Term Loan was funded, of which $38,189 was used to refinance the $38,189 of term debt remaining outstanding under the Company’s previous credit agreement. On January 5, 2009, the Company borrowed $22,500 under the Delayed Draw Term Loan. The Incremental Term Loan expired unused on March 27, 2009. As of June 30, 2009, no borrowings have occurred under the Revolver, although a $1,400 letter of credit has been issued under the Revolver as a security deposit.

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

Substantially all of the assets of the Company and its restricted subsidiaries are pledged as collateral under the 2008 Credit Facility. Interest under the Term Loan, the Revolver, and the Delayed Draw Term Loan is paid at a rate equal to: (i) 2.5% to 3.5% above the base rate (which is equal to the greater of the administrative agent’s prime rate and 0.5% above the federal funds rate); or (ii) 3.5% to 4.5% above the LIBOR rate, where in each case the applicable margin changes based on the Company’s consolidated total leverage ratio. The current rate of interest is 3.5% above the base rate or 4.5% above the LIBOR rate. The Company also pays unused facility fees equal to 0.50% per annum on the unused portion of the Revolver. The 2008 Credit Facility requires compliance with various financial covenant ratios, including a consolidated total leverage ratio, a consolidated senior leverage ratio, an annualized consolidated interest coverage ratio, and an annualized consolidated fixed charge coverage ratio. The 2008 Credit Facility requires that the Company comply with certain other covenants which, among other things, restrict the Company’s ability to incur additional debt, pay dividends and make other restricted payments, sell assets, enter into affiliate transactions and take other actions. The breach of any of these covenants could result in a default and, if not cured within any applicable cure period or waived by the lenders, could trigger acceleration of repayment and the exercise of remedies against the collateral and otherwise. The Company was in compliance with all covenants as of June 30, 2009 and anticipates compliance with all covenants for the next twelve months.

Borrowings under the Revolver are available until September 26, 2013. Repayments of principal under the Term Loan and the Delayed Draw Term Loan are due in scheduled quarterly installments, beginning March 31, 2010, with the final payment due and payable on March 27, 2014. All outstanding amounts under the Revolver will be due and payable on September 27, 2013. As of June 30, 2009, scheduled maturities of the Term Loan for the next five years are as follows:

Year	Amount
2010	$14,250
2011	28,500
2012	28,500
2013	57,000
2014	14,250

Total	$142,500

Capital Lease Obligations

In the second quarter of 2009, the Company recorded capital leases totaling $9,229 for data center equipment. Monthly payments under the capital lease will commence in July 2009 and will be made through March 2014, at a weighted average effective interest rate of 7.2% per annum. As of June 30, 2009, total capital lease obligations were $60,284.

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

As of June 30, 2009, future minimum capital lease payments for the next five years and thereafter are as follows:

Year	Amount
Remainder of 2009	$3,397
2010	6,825
2011	6,877
2012	6,931
2013	7,123
2014	5,648
Thereafter	108,581

Total future minimum capital lease payments	145,382
Less: Interest component of capital lease payments	(85,098)

Present value of minimum capital lease payments	60,284
Less: Current portion of capital lease obligations	(1,691)

Long-term capital lease obligations	$58,593

Accrued interest included in accounts payable and accrued expenses related to capital lease obligations in the Consolidated Balance Sheets is $392 and $393 at December 31, 2008, and June 30, 2009, respectively.

Interest Rate Derivatives

The 2008 Credit Facility requires the Company to fix its floating interest rate on no less than 50% of the principal of the 2008 Credit Facility. The Company utilizes interest rate swap agreements to manage its exposure to fluctuations in interest rates. These agreements are recorded at fair value, and the changes in fair value are included in interest expense. The Company does not elect hedge accounting on any of these agreements. The fair value of the Company’s agreements is reflected in a separate line item on the Consolidated Balance Sheets. Changes in the fair value of these agreements are included in Interest Expense on the Consolidated Statements of Operation and detailed further in this discussion. The Company has not provided the FAS 161 required tabular disclosures because the amounts as of and for the three months and six months ended June 30, 2009 are not significant.

In November 2005, the Company entered into an interest rate swap agreement with a notional value of $70,000. There was no up-front cost for this agreement. The agreement stated that the Company was to pay 4.76% from February 2006 through February 2009. The counterparty was to either pay to the Company or receive from the Company the difference between actual LIBOR rate and the contracted rate of 4.76%. This agreement has expired.

In August 2008, the Company entered into an interest rate swap agreement with a notional value of $75,000 (the “August Swap”). There was no up-front cost for this agreement. The agreement stated that the Company was to pay 4.07% from February 2009 through February 2012. The counterparty was to either pay to the Company or receive from the Company the difference between actual LIBOR rate and the contracted rate of 4.07%.

In October 2008, the Company entered into an interest rate swap agreement with a notional value of $45,000 (the “October Swap”). There was no up-front cost for this agreement. The agreement stated that the Company was to pay 3.10% from February 2009 through February 2012. The counterparty was to either pay to the Company or receive from the Company the difference between the actual LIBOR rate and the contracted rate of 3.10%.

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

In January 2009, the Company cancelled the August Swap and the October Swap agreements. There was no up-front cost to cancel these swaps. The Company then entered into a single interest rate swap agreement with a notional value of $120,000. There was no up-front cost for this agreement. The agreement states that the Company pays 1.71% from February 2009 through February 2010 and 4.99% from February 2010 through February 2012. The counterparty either pays to the Company or receives from the Company the difference between the actual LIBOR rate and the contracted rates for the given periods.

As of June 30, 2009, the Company’s interest rate swap agreement has a total notional value of $120,000. As of December 31, 2008 and June 30, 2009, the Company reflected the fair value of the interest rate swap as a derivative liability in the Consolidated Balance Sheets of approximately $7,434 and $7,538 respectively. The changes in fair value of $(635) and $104 are recorded as (decreases) increases in interest expense in the Consolidated Statements of Operations for the three months and six months ended June 30, 2009, respectively. The changes in fair value of $(656) and $409 are recorded as (decreases) increases in interest expense in the Consolidated Statements of Operations for the three months and six months ended June 30, 2008, respectively.

6. Income (Loss) Per Common Share

The following table sets forth the detail for the computation of basic and diluted income (loss) per common share attributable to common stockholders.

	For the three months ended June 30,		For the six months ended June 30,
	2008	2009	2008	2009
Numerator:
Net income (loss)	$1,140	$1,874	$1,479	$(106)

Denominator:
Weighted average common shares outstanding - basic	34,482	34,565	34,482	34,564
Plus: dilutive effect of stock options	647	114	619	—
Plus: dilutive effect of performance-based restricted shares	—	205	—	—

Weighted average common shares outstanding - diluted	35,129	34,884	35,101	34,564

Net income (loss) per common share - basic	$0.03	$0.05	$0.04	$(0.00)
Net income (loss) per common share - diluted	$0.03	$0.05	$0.04	$(0.00)

The following table sets forth the potential common shares not included in the diluted net income (loss) per common share calculation because these shares are anti-dilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2009	2008	2009
Common stock options	2,020	2,038	1,821	2,619
Performance-based restricted stock	—	—	—	205

7. Income Taxes

For the three months and six months ended June 30, 2009, the Company recorded income tax expenses of $525 and $800, respectively, on income before income taxes of $2,399 and $694, respectively. Comparatively, for the three months and six

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

months ended June 30, 2008, the Company recorded income tax expense of $1,047 and $1,090, respectively, on income before income taxes of $2,187 and $2,569, respectively. The increase in the effective tax rate during 2009 is related to (i) the full utilization of Canadian and several local jurisdiction net operating loss carryforwards during 2008; and (ii) the Company being subject to the federal alternative minimum tax in 2009.

The tax provisions for the three months and six months ended June 30, 2009, were calculated on a national jurisdiction basis. The Company estimated the Canadian income tax provision using the effective income tax rate expected to be applicable for the full year as required by APB Opinion No. 28, Interim Financial Reporting. The Company’s U.S. income tax provision was recorded using the discrete method as required by FASB Interpretation No. 18, Accounting for Taxes in Interim Periods, paragraph 22b, when a reliable estimate of the annual effective tax rate cannot be made.

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

As of December 31, 2008 and June 30, 2009, the Company has approximately $154 of total unrecognized tax benefits related to uncertain tax positions which is estimated to be resolved with the settlement of audits within the next 12 months. The final outcome of these uncertain tax positions, however, is not yet determinable.

8. Stock Based Compensation

Stock Options

During the six months ended June 30, 2009, the Company granted 582 common stock options with a weighted average exercise price of $5.84 per share to employees and non-employee directors. Of the grants, 547 of the common stock options vest at a rate of 25% on the first anniversary of the grant date and 25% annually until the common stock options are fully vested. Non-employee directors received a total of 35 common stock options that vested immediately. These vesting periods were established by the Compensation Committee of the Board of Directors at the date of grant.

Common stock options expire ten years after the date of grant or when an individual ceases to be an employee of the Company. Compensation expense for these common stock options will be recognized over the vesting period.

The following table summarizes common stock option activity for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2008	2,708	$12.10
Options granted	582	$5.84
Options exercised	(9)	$9.26
Options forfeited or cancelled	(34)	$15.34

Outstanding as of June 30, 2009	3,247	$10.96

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The following table summarizes nonvested stock option activity for the six months ended June 30, 2009:

	Nonvested Common Stock Options	Weighted Average Grant Date Fair Value Per Option
Nonvested at December 31, 2008	1,752	$11.06
Options granted	582	$3.82
Options vested	(496)	$10.96
Options forfeited	(18)	$11.92

Nonvested at June 30, 2009	1,820	$8.76

The following table summarizes information about common stock options outstanding as of June 30, 2009:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life
$ 0.00 - $ 4.00	593	4.71
$ 4.01 - $ 8.00	582	9.67
$ 8.01 - $ 12.00	833	8.72
$ 12.01 - $ 16.00	20	9.11
$ 16.01 - $ 20.00	1,219	7.69

Total options outstanding	3,247	7.78

Total options exerciseable	1,427	6.64

The aggregate intrinsic value of options outstanding as of June 30, 2009 was $8,168. The aggregate intrinsic value of options exercisable as of June 30, 2009 was $4,992.

Restricted Stock

The following table summarizes the changes in restricted stock awards for the six months ended June 30, 2009:

	Performance Based Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Performance-based restricted stock at December 31, 2008	—	$—
Shares granted	205	$5.84
Shares vested	—	$—
Shares forfeited	—	$—

Performance-based restricted stock at June 30, 2009	205	$5.84

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The aggregate intrinsic value of restricted stock outstanding as of June 30, 2009 was $2,405.

9. Commitments and Contingencies

Operating Lease Payments

The Company and its subsidiaries are engaged in the operation of data centers, most of which are held under non-cancelable operating leases expiring at various dates through 2025. Certain of these non-cancelable operating leases provide for renewal options.

As of June 30, 2009, minimum future lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows:

Year	Amount
Remainder of 2009	$14,547
2010	29,439
2011	28,163
2012	27,972
2013	28,648
2014	26,614
Thereafter	177,698

Total minimum lease payments	$333,081

Legal Proceedings

On May 31, 2006, the Company and Switch & Data Facilities Company, LLC, a subsidiary of the Company, were served with a lawsuit alleging a failure by the Company or its subsidiary to execute a lease in October 2000 for a building in Milwaukee, Wisconsin. Plaintiffs claimed the rent and associated lease charges due for the entire ten year term of the lease was $3,666. Plaintiffs also claimed a $750 loss on the sale of the building and $200 in attorney fees. Management believed there was a range of likely outcomes and had accrued $150, an amount at the low end of the range in accordance with SFAS No. 5, Accounting for Contingencies. On May 21, 2009, the Company agreed to pay $850 to the plaintiffs, in exchange for a full settlement agreement and the execution of a mutual full and complete release of all claims which were raised or could have been raised in the referenced matter. The settlement amount was paid in May 2009 and the case was dismissed with prejudice.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. Based upon currently available information, management, based upon advice of legal counsel, believes that the amounts accrued in the Consolidated Balance Sheets are adequate for the aforementioned proceedings and claims and the amount of any additional liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Taxes

The Company is currently under examination by the states of New York and Washington regarding sales, franchise, capital and excise taxes. As of June 30, 2009, the Company has accrued $259 as a probable loss contingency for these examinations.

10. Segment Information

The Company manages its business as one reportable segment. Although the Company provides services in several markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services.

The Company’s geographic revenues are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2009	2008	2009
Revenues
United States	$39,066	$46,184	$75,798	$90,580
Canada	2,829	3,175	5,873	5,912

	$41,895	$49,360	$81,671	$96,493

The Company’s long-lived assets are located in the following geographic regions:

	December 31, 2008	June 30, 2009
Long-lived assets
United States	$310,601	$335,682
Canada	19,632	19,679

	$330,233	$355,361

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in six sections:

•	Overview

•	Critical Accounting Policies and Estimates

•	Key Components of our Results of Operations

•	Results of Operations

•	Liquidity and Capital Resources

•	Recent Accounting Pronouncements

This MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes in Part I, Item 1, “Financial Statements.” This MD&A should also be read in conjunction with the MD&A included in our 2008 Annual Report on Form 10-K.

OVERVIEW

We are a premier provider of network-neutral data centers that house, power, and interconnect the Internet. Leading content companies, enterprises, and communications service providers rely on us to connect to customers and exchange network traffic. Our colocation services provide space and power for customers’ networking and computing equipment allowing those customers to avoid the costs of building and maintaining their own data centers. As a network-neutral provider, we do not own or operate our own network, and, as a result, our interconnection services enable our customers to exchange network traffic through direct connections with each other or through peering connections with multiple parties. We provide our services in 34 data centers, which is the broadest network-neutral footprint in North America. Our footprint includes our data center in Palo Alto, one of the first commercial Internet exchanges in the world. Our high network densities, as demonstrated by approximately 21,700 cross connects between our customers, create a network effect, which provides an incentive for our existing customers to remain within our data centers and is a differentiating factor in attracting new customers.

We continue to benefit from the strong growth in Internet Protocol (“IP”) traffic. Our strategy has been to expand in key markets where the growth in IP traffic has created the most demand for data center services. Our performance this quarter was due to the execution of our strategy to meet this market demand.

Our highlights for the three months ended June 30, 2009 were as follows:

•	Revenues increased to $49.4 million from $41.9 million in the same period of 2008.

•	Net income increased to $1.9 million from $1.1 million in the same period of 2008.

•	Increases of 12.2% in cabinet equivalents billed, 7.0% in number of customers, 6.3% in number of cross connects, and 5.1% in average revenue per cabinet over the same period of 2008.

•	84% of new sales were to existing customers.

•	Over 50% of new sales were in our new or expanded data centers.

•	Traffic on our PAIX exchange increased over 92%, a rate greater than that of global IP traffic.

•	Renewed and extended lease terms for data centers in New York, Miami, and Indianapolis.

•	Completed SAS 70 Type II certifications for our Operations Service Support Center, Security Operations Center, and our Dallas and Sunnyvale data centers.

Demand for our colocation and interconnection services continues to be driven by the increase in network traffic growth associated with bandwidth-intensive content and web-enabled applications. Our customers continue to offer new services and applications in our data centers to serve their customers, which creates revenue drivers for us. Our broad footprint of data centers, our Internet exchanges, and our network-neutral service offering are attractive to network centric businesses as they expand their operations.

As a result of this growth in customer demand and our reputation for service quality, sales to both new and existing customers have continued to grow in our data centers. Our year-over-year revenue growth primarily results from sales to new and existing customers, which reflects both a high level of customer satisfaction and demand for our service offerings.

The data center and colocation market is not immune to the impact of the current economic environment. While we have achieved increased sales to many new and existing customers, demand from other potential or existing customers has slowed. If the current economic environment continues or worsens it could have a number of negative impacts on our business, including reduced demand from our customers, increased churn, delayed payments, and a decreased rate of sales.

We believe demand for data center services will remain strong for the foreseeable future, in what remains a supply-constrained market. We believe we are well positioned to benefit from this demand.

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

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS

Metrics

We use several primary metrics to analyze our revenues and measure our performance. These metrics include:

Number of cross connects. Cross connects enable one-to-one interconnections between customers within a data center, reduce network costs, and lower network latency. The number of cross connects is a measure of our network density. By increasing network densities within our data centers, we are able to further enhance our value proposition to our customers. We target customers with bandwidth intensive and network centric requirements. These customers require data centers with high network densities to optimize their services and enhance the experiences of their customers. We expect the number of cross connects to increase as new and existing customers grow in our data centers.

Cabinet equivalents billed. Our data centers have a finite amount of space and power that can be utilized to provide colocation services. This space is measured in cabinet equivalents, which includes an assessment of available power and cooling. Cabinet equivalents billed is a measure of how much space in our data centers is used by customers. Cabinet equivalents billed is the sum of the total cage square footage billed divided by 20 (“20” is the estimated square feet required to support a single customer cabinet), plus the actual cabinets billed in each data center. We expect the number of cabinet equivalents billed to increase as new and existing customers grow in our data centers.

Utilization rate. The utilization rate represents the percentage of our data center space that has been sold to customers. The utilization rate increases with sales to customers and decreases when new data center capacity is added or with customer churn. The utilization rate is calculated as a percentage, the numerator of which is equal to the total space licensed to our customers and the denominator of which is equal to the total licensable space taking into account existing power and cooling. Although our utilization rate has decreased as a result of our investments in capacity in 2008, we expect our utilization rate to increase as new and existing customers grow in our data centers.

Percentage of incremental sales to existing customers. This percentage is a measure of sales to existing customers. Over the past few years, approximately 80% of all new sales have been from existing customers. We believe this percentage is a testament to our customers’ satisfaction with our quality of service and product offerings.

Churn as a percentage of recurring revenues. Churn represents lost revenues during a given period. Our business is based on a recurring revenue model, so lost revenues in a period affect future periods. Churn experienced during 2008 and for the six months ended June 30, 2009 was 1.3% of monthly recurring revenue. We expect churn to approximate 1.3% for the remainder of 2009.

New sales. New sales represent the recurring revenues from orders initiated during the given quarter. Recurring revenue from new sales represents new service agreements entered into by new and existing customers during the given quarter. Revenue from these agreements will recur monthly over the life of the agreement. Non-recurring revenue represents the one-time installation fees associated with new service agreements. These one-time fees are billed to customers upon completion of the installation service and such revenue is recognized on a straight-line basis over the life of the agreement.

The following tables present a summary of these metrics for the periods indicated:

	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
Number of cross connects	20,419	20,879	21,149	21,504	21,705
Cabinet equivalents billed	7,117	7,347	7,596	7,864	7,982
Utilization rate	65.0%	62.9%	58.4%	60.4%	61.2%

	For the three months ended
	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
Percentage of incremental sales to existing customers	75%	75%	84%	78%	84%
Churn as a percentage of recurring revenues	1.5%	1.1%	1.5%	1.3%	1.3%

New Sales (in Thousands):
Recurring revenue	$1,487	$1,488	$1,305	$1,297	$1,382
Non-recurring revenue	2,418	2,180	1,717	1,825	3,321

New Sales	$3,905	$3,668	$3,022	$3,122	$4,703

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

The following table presents our revenues and percentage of revenues for the periods presented:

	For the three months ended June 30,				For the six months ended June 30,
($ in Thousands)	2008		2009		2008		2009
Revenues

Colocation	$26,244	63%	$31,734	64%	$51,541	63%	$61,962	64%

Interconnection	13,290	32%	15,247	31%	25,616	31%	29,876	31%

Recurring Total	$39,534	95%	$46,981	95%	$77,157	94%	$91,838	95%

Non-recurring	2,361	5%	2,379	5%	4,514	6%	4,655	5%

Total	$41,895	100%	$49,360	100%	$81,671	100%	$96,493	100%

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

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel related expenses for our sales and marketing employees, including wages, benefits, bonuses, commissions, travel, and the cost of marketing programs such as sales support, trade shows, corporate communications, promotional events, and advertising. We expect sales and marketing expenses will continue to decrease as a percentage of revenues because we expect revenues to increase at a higher rate than our sales and marketing expenses.

General and Administrative. General and administrative expenses include personnel related costs as well as travel, rent, insurance, legal, accounting, and consulting expenses. Personnel related expenses include wages, benefits and bonuses for our executive management as well as for our accounting, legal, data center design and construction, information technology, and human resources employees. We expect general and administrative expenses will continue to decrease as a percentage of revenues because we expect revenues to increase at a higher rate than our general and administrative expenses.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 compared to the Three Months Ended June 30, 2009

The following is a more detailed discussion of our financial condition and results of operations for the periods presented. The quarter-to-quarter comparison of financial results is not necessarily indicative of future results.

Revenues

	For the three months ended June 30,		$ Change	% Change
($ in Thousands)	2008	2009
Revenues	$41,895	$49,360	$7,465	18%

The primary drivers contributing to our revenue growth are an increased number of sales and larger sales, to new and existing customers. Approximately 50% of new sales in the three months ended June 30, 2009 were in our new or expanded data centers. Revenues increased 18% for the three months ended June 30, 2009 over the same period in 2008. Recurring revenue increased by $7.5 million. The recurring revenue increase consisted of colocation and interconnection revenue of $5.5 million and $2.0 million, respectively. Cabinet equivalents billed were 7,982 at June 30, 2009, which is a 12% increase over the June 30, 2008 cabinet equivalents billed of 7,117. The number of cross connects was 21,705 at June 30, 2009, which is a 6% increase over June 30, 2008 cross connects of 20,419. Sales to existing customers were 84% of sales during the three months ended June 30, 2009. Non-recurring revenue was $2.4 million for the three months ended June 30, 2009 and June 30, 2008.

Cost of Revenues, Exclusive of Depreciation and Amortization

	For the three months ended June 30,		$ Change	% Change
($ in Thousands)	2008	2009
Cost of revenues, exclusive of depreciation and amortization	$21,641	$24,466	$2,825	13%
As a percent of revenue	52%	50%

Cost of revenues, exclusive of depreciation and amortization, increased primarily due to rent, property tax, and utilities expense increases. Rent expenses increased $1.7 million, primarily due to expansions or renewed leases in Seattle, Atlanta, Los Angeles. Property taxes increased by approximately $0.6 million, primarily due to our new and expanded data centers. Utilities increased $0.5 million due to rate increases and additional usage by our customers, primarily in our New York Metro, San Francisco Bay, and Northern Virginia markets. Cost of revenues included non-cash stock compensation expense of $0.4 million and $0.5 million for the three months ended June 30, 2009 and June 30, 2008, respectively. We expect our cost of revenues will increase in absolute dollars as we continue our growth and expansion plan.

Sales and Marketing

	For the three months ended June 30,		$ Change	% Change
($ in Thousands)	2008	2009
Sales and marketing	$4,871	$5,160	$289	6%
As a percent of revenue	12%	10%

Sales and marketing expenses increased by $0.3 million. The increase was primarily due to increases in personnel related expenses of $0.2 million. Such expense included non-cash stock compensation expense of $0.6 million for the three months ended June 30, 2009 and June 30, 2008. We expect sales and marketing expenses will continue to decrease as a percentage of revenues because we expect revenues to increase at a higher rate than our sales and marketing expenses.

General and Administrative

	For the three months ended June 30,		$ Change	% Change
($ in Thousands)	2008	2009
General and administrative	$4,332	$4,411	$79	2%
As a percent of revenue	10%	9%

General and administrative expenses increased by $0.1 million. The increase was primarily due to increases in personnel related expenses of $0.3 million, offset by decreases in professional fees of $0.2 million. General and administrative expenses included non-cash stock compensation expenses of $0.6 million and $0.5 million for the three months ended June 30, 2009 and June 30, 2008, respectively. We expect general and administrative expenses to continue to decrease as a percentage of revenues because we expect revenues to increase at a higher rate than our general and administrative expenses.

Depreciation and Amortization

	For the three months ended June 30,		$ Change	% Change
($ in Thousands)	2008	2009
Depreciation and amortization	$6,728	$9,750	$3,022	45%
As a percent of revenue	16%	20%

Depreciation and amortization expenses increased by $3.0 million. The increase was primarily related to the expansion of our data centers in Dallas, Seattle, and the New York Metro, Northern Virginia, and San Francisco Bay areas, which resulted in a substantial increase in depreciable assets. We expect depreciation and amortization to continue to increase, based on our investments in product capacities.

Lease Litigation Settlement

	For the three months ended June 30,		$ Change	% Change
($ in Thousands)	2008	2009
Lease litigation settlement	$—	$700	$700	N/A
As a percent of revenue	0%	1%

Lease litigation settlement expenses for the three months ended June 30, 2009 relates to a lease settlement in Milwaukee, in which over $4.7 million in damages were sought by the plaintiffs. The settlement amount of $0.9 million, which was $0.7 million more than previously accrued, was paid in May 2009 and the case was dismissed with prejudice.

Operating Income

	For the three months ended June 30,		$ Change	% Change
($ in Thousands)	2008	2009
Operating income	$4,323	$4,873	$550	13%
As a percent of revenue	10%	10%

Operating income increased by $0.6 million. The increase is primarily related to increased revenues of $7.5 million. The increase in revenues was partially offset by an increase in expenses of $6.9 million, including $3.0 million, $2.8 million, $0.7 million, $0.3 million, and $0.1 million for depreciation and amortization, cost of revenues, lease litigation settlement, sales and marketing, and general and administrative, respectively.

Interest Income and Interest Expense

	For the three months ended June 30,		$ Change	% Change
($ in Thousands)	2008	2009
Interest expense	$(2,652)	$(2,430)	$222	(8)%
Interest income	$699	$26	$(673)	(96)%

Interest expense decreased by $0.2 million. The decrease in interest expense is primarily due to a lower interest rate, which decreased to 4.89% at June 30, 2009, from 7.19% at June 30, 2008, as a result of declining LIBOR rates.

Interest income decreased by $0.7 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The decrease is attributable to a lower average cash balance during the second quarter of 2009, as well as lower interest rates on our cash balances.

Provision for Income Taxes

	For the three months ended June 30,		$ Change	% Change
($ in Thousands)	2008	2009
Provision for income taxes	$(1,047)	$(525)	$522	(50)%

Provision for income taxes decreased by $0.5 million for the three months ended June 30, 2009. The tax provision for the three months ended June 30, 2009, was calculated on a national jurisdiction basis. We estimated the Canadian income tax provision using the effective income tax rate expected to be applicable for the full year as required by Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting. Our U.S. income tax provision was recorded using the discrete method as required by the Financial Accounting Standards Board (the “FASB”) Interpretation No. 18, Accounting for Taxes in Interim Periods, when a reliable estimate of the annual effective tax rate cannot be made. We first used this same method of calculation in the second quarter of 2008 as circumstances demanded.

During 2009, we expect that our provision for income taxes be greater than the statutory rate due to (i) the full utilization of Canadian and several local jurisdiction net operating loss carryforwards; and (ii) the federal alternative minimum tax.

Net Income

	For the three months ended June 30,		$ Change	% Change
($ in Thousands)	2008	2009
Net income	$1,140	$1,874	$734	64%

Net income increased by $0.7 million. Net income was $1.9 million for the three months ended June 30, 2009, compared $1.1 million for the three months ended June 30, 2008. The net income is attributable to the factors previously described.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2008, compared to the Six Months Ended June 30, 2009

The following is a more detailed discussion of our financial condition and results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Revenues

	For the six months ended June 30,		$ Change	% Change
($ in Thousands)	2008	2009
Revenues	$81,671	$96,493	$14,822	18%

The primary drivers contributing to our revenue growth are an increased number of sales and larger sales to new and existing customers. Approximately 50% of new sales for 2009 were in our new or expanded data centers. Revenues increased 18% for the six months ended June 30, 2009, over the same period in 2008. Recurring revenue increased by $14.7 million. The recurring revenue increase consisted of colocation and interconnection revenue of $10.4 million and $4.3 million, respectively. Cabinet equivalents billed were 7,982 at June 30, 2009, which is a 12% increase over the June 30, 2008, cabinet equivalents billed of 7,117. The number of cross connects was 21,705 at June 30, 2009, which is a 6% increase over June 30, 2008, cross connects of 20,419. Sales to existing customers were 81% of sales during the six months ended June 30, 2009. Non-recurring revenue increased by $0.1 million primarily related to installation services and technical support revenues.

Cost of Revenues, Exclusive of Depreciation and Amortization

	For the six months ended June 30,		$ Change	% Change
($ in Thousands)	2008	2009
Cost of revenues, exclusive of depreciation and amortization	$42,000	$48,758	$6,758	16%
As a percent of revenue	51%	51%

Cost of revenues, exclusive of depreciation and amortization, increased primarily due to rent, utilities, carrier related services, and property tax expense increases. Rent expense increased $3.8 million, primarily due to expansions or renewed leases in Seattle, Atlanta, Toronto, and Los Angeles. Carrier related services and property taxes increased by approximately $1.8 million, primarily due to our new and expanded data centers. Utilities increased $1.4 million due to rate increases and additional usage by our customers, largely in our Seattle, New York Metro, San Francisco Bay, and Northern Virginia markets. Cost of revenues included non-cash stock compensation expense of $0.6 million and $0.9 million for the six months ended June 30, 2009 and June 30, 2008, respectively. We anticipate our cost of revenues will increase in absolute dollars as we continue our growth and expansion plan.

Sales and Marketing

	For the six months ended June 30,		$ Change	% Change
($ in Thousands)	2008	2009
Sales and marketing	$10,064	$10,384	$320	3%
As a percent of revenue	12%	11%

Sales and marketing expenses increased by $0.3 million. The increase was primarily due to increases in personnel related expenses of $0.2 million. Sales and marketing expenses included non-cash stock compensation expense of $1.1 million for the six months ended June 30, 2009 and June 30, 2008. We expect sales and marketing expenses to continue to decrease as a percentage of revenues because we expect revenues to increase at a higher rate than our sales and marketing expenses.

General and Administrative

	For the six months ended June 30,		$ Change	% Change
($ in Thousands)	2008	2009
General and administrative	$8,662	$9,092	$430	5%
As a percent of revenue	11%	9%

General and administrative expenses increased by $0.4 million. The increase was primarily due to increases in personnel related expenses of $0.6 million, offset by a decrease in professional fees of $0.2 million. General and administrative expenses included non-cash stock compensation expenses of $1.3 million and $1.2 million for the six months ended June 30, 2009 and June 30, 2008, respectively. We expect general and administrative expenses to continue to decrease as a percentage of revenues because we expect revenues to increase at a higher rate than our general and administrative expenses.

Depreciation and Amortization

	For the six months ended June 30,		$ Change	% Change
($ in Thousands)	2008	2009
Depreciation and amortization	$13,253	$19,797	$6,544	49%
As a percent of revenue	16%	21%

Depreciation and amortization expenses increased by $6.5 million. The increase was primarily related to the expansion of our data centers in Dallas, Seattle, and the New York Metro, Northern Virginia, and San Francisco Bay areas, which resulted in a substantial increase in depreciable assets. We expect depreciation and amortization to continue to increase, based on our investments in product capacities.

Lease Litigation Settlement

	For the six months ended June 30,		$ Change	% Change
($ in Thousands)	2008	2009
Lease litigation settlement	$—	$700	$700	N/A
As a percent of revenue	0%	1%

Lease litigation settlement for the six months ended June 30, 2009 relates to a lease settlement in Milwaukee, in which over $4.7 million in damages were sought by the plaintiffs. The settlement amount of $0.9 million, which was $0.7 million more than the previously accrued amount, was paid in May 2009 and the case was dismissed with prejudice.

Operating Income

	For the six months ended June 30,		$ Change	% Change
($ in Thousands)	2008	2009
Operating income	$7,692	$7,762	$70	1%
As a percent of revenue	9%	8%

Operating income increased by $0.1 million. The increase is primarily related to increased revenues of $14.8 million. The increase in revenues was partially offset by an increase in expenses of $14.7 million, including $6.8 million, $6.5 million, $0.7 million, $0.4 million, and $0.3 million for cost of revenues, depreciation and amortization, lease litigation settlement, general and administrative, and sales and marketing, respectively.

Interest Income and Interest Expense

	For the six months ended June 30,		$ Change	% Change
($ in Thousands)	2008	2009
Interest expense	$(5,153)	$(6,788)	$(1,635)	32%
Interest income	$1,071	$29	$(1,042)	-97%
Loss from debt extinguishment	$(695)	$—	$695	N/A

Interest expense increased by $1.6 million. The increase in interest expense is primarily due to an increase in our weighted average outstanding debt balance, which increased to $141.9 million for the six months ended June 30, 2009, from $80.9 million for the six months ended June 30, 2008, as a result of borrowing additional funds primarily used for our investment in product capacities. Interest expense also increased due to the change in fair value of our interest rate swap. The fair value of the interest rate swap is adjusted each quarter, with gains and losses treated as decreases or increases to interest expense. The change in market value of the interest rate swap, directly related to the decreases in current and future LIBOR rates, resulted in an increase in interest expense of $0.1 million for the six months ended June 30, 2009.

Interest income decreased by $1.0 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The decrease is attributable to a lower average cash balance during the first half of 2009, as well as lower interest rates on our cash balances.

Loss from debt extinguishment was $0.7 million for the six months ended June 30, 2008, due to the write-off of certain debt issuance costs related to our debt refinancing that occurred in March 2008.

Provision for Income Taxes

	For the six months ended June 30,		$ Change	% Change
($ in Thousands)	2008	2009
Provision for income taxes	$(1,090)	$(800)	$290	(27)%

Provision for income taxes decreased by $0.3 million for the six months ended June 30, 2009. The tax provision for the six months ended June 30, 2009, was calculated on a national jurisdiction basis. We estimated the Canadian income tax provision using the effective income tax rate expected to be applicable for the full year as required by APB No. 28, Interim Financial Reporting. Our U.S. income tax provision was recorded using the discrete method as required by FASB Interpretation No. 18, Accounting for Taxes in Interim Periods, when a reliable estimate of the annual effective tax rate cannot be made.

During 2009 we expect that provision for income taxes will be greater than the statutory rate due to (i) the full utilization of Canadian and several local jurisdiction net operating loss carryforwards; and (ii) the federal alternative minimum tax.

Net Income (Loss)

	For the six months ended June 30,		$ Change	% Change
($ in Thousands)	2008	2009
Net income (loss)	$1,479	$(106)	$(1,585)	(107)%

Net income decreased by $1.6 million, resulting in a net loss of $0.1 million for the six months ended June 30, 2009, compared to the net income of $1.5 million for the six months ended June 30, 2008. The net loss is attributable to the factors previously described.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended June 30,
($ in Thousands)	2008	2009
Cash provided by (used in):
Operating activities	$21,199	$25,831
Investing activities	(54,005)	(38,425)
Financing activities	78,594	22,580

Sources and Uses of Cash

Our principal sources of cash are from our operating activities and the funds available to us from our debt borrowings. On March 27, 2008, we entered into a Fourth Amended and Restated Credit Agreement (the “2008 Credit Facility”). Such agreement provided: (i) a $120.0 million term loan (the “Term Loan”); (ii) a $22.5 million delayed draw term loan (the “Delayed Draw Term Loan”), to be funded at our option no later than March 27, 2009; (iii) a $15.0 million revolving loan (the “Revolver”); and (iv) the option to request an incremental term loan before March 27, 2009, of up to $50.0 million (the “Incremental Term Loan”) subject to the willingness of lenders to make such loan (collectively, the “2008 Credit Facility”). On March 28, 2008, the $120.0 million of the Term Loan was funded, of which $38.2 million was used to refinance the $38.2 million of term debt remaining outstanding under our previous credit agreement. On January 5, 2009, we borrowed the $22.5 million Delayed Draw Term Loan. The Incremental Term Loan expired unused on March 27, 2009. As of June 30, 2009, no borrowings had occurred under the Revolver. A $1.4 million letter of credit has been issued under the Revolver as a security deposit.

For the six months ended June 30, 2009, our capital expenditures were $38.4 million. Our capital expenditures are expected to be less in 2009 than in 2008. We expect our capital expenditures for the remainder of 2009 to be approximately $36.6 million, which is expected to be funded from cash flows from operations and our cash on hand. We do not expect to access funds under our Revolver during the remainder of 2009. Our 2009 capital expenditures will include the expansion of our new data center in the New York Metro area. These investments will increase product availability in the New York Metro area, which we believe will enable us to increase revenue and potentially reduce our accumulated deficit. We typically incur lease, utility, and personnel related expenses prior to being able to accept customers for, and generate revenue from the additional capacity. As a result of the operating leverage inherent in our business model, we believe incremental revenue from these expansions will increase operating cash flow. In addition, because most of our costs are fixed, once a market achieves positive cash flow from its operations, new revenues typically generate cash flow at higher operating margins. While we expect our cash flow from operations will continue to increase, we expect our cash flow used in investing activities, primarily as a result of our expansion efforts, to be greater than our cash flows generated from operating activities for at least the next twelve months.

The U.S. economy is in a period of economic uncertainty, and the related financial markets reflect that uncertainty. Despite the continued adverse general economic conditions, we have not experienced any liquidity issues. While we cannot provide any assurances, given our current cash position and cash needs, we believe that our cash generated from operating activities, existing cash balance, and available borrowings under the 2008 Credit Facility will be sufficient to meet our anticipated capital expenditures, debt service and working capital requirements for at least the next twelve months.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2009 was $25.8 million. This consisted primarily of a net loss of $0.1 million and depreciation, amortization, and other non-cash charges of $27.8 million. Also affecting net cash provided by operating activities was a decrease in assets of $2.7 million, primarily related to strong collections of accounts receivable, and an increase in liabilities of $4.6 million, primarily due to timing differences in end of period payables.

Net cash provided by operating activities for the six months ended June 30, 2008 was $21.2 million. This was primarily attributable to a net income of $1.5 million and depreciation, amortization, and other non-cash charges of $20.8 million. Also affecting net cash provided by operating activities was an increase in assets of $3.8 million, primarily due to higher accounts receivable balances and an increase in liabilities of $2.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2009 was $38.4 million compared to $54.0 million for the six months ended June 30, 2008. Cash used in investing activities in the six months ended June 30, 2009 was for capital expenditures associated with our expansion efforts, primarily in our New York Metro area. Cash used in investing activities in the six months ended June 30, 2008 was primarily for capital expenditures associated with expansion efforts in several markets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2009 was $22.6 million compared to net cash provided by financing activities of $78.6 million for the six months ended June 30, 2008. Cash provided from financing activities in the six months ended June 30, 2009 was from the Delayed Draw Term Loan of our 2008 Credit Facility. Cash provided from financing activities in the six months ended June 30, 2008 was primarily from the Term Loan of our 2008 Credit Facility.

Debt Obligations

As of June 30, 2009, we have $120.0 million in principal outstanding under the Term Loan, $22.5 million in principal outstanding under the Delayed Draw Term Loan, and a $1.4 million letter of credit outstanding under the Revolver.

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

The 2008 Credit Facility requires compliance with certain financial covenant ratios including our consolidated total leverage ratio, consolidated senior leverage ratio, annualized consolidated interest coverage ratio, and annualized consolidated fixed charge coverage ratio. We were in compliance with all such financial covenant ratios as of June 30, 2009. A 10% change in the ratios would not change our compliance status.

The 2008 Credit Facility also requires that we comply with certain other covenants, which among other things, restrict our ability to incur additional debt, pay dividends and make other restricted payments, sell assets, enter into affiliate transactions and take other actions. We were in compliance with all such covenants as of June 30, 2009 and anticipate compliance with all covenants for at least the next twelve months.

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

Capital Lease Obligations

Obligations under capital leases at June 30, 2009 totaled $60.3 million

In March 2009, we executed a lease agreement for equipment. The lease agreement term is for five years and includes a bargain purchase option. The lease agreement commenced during the second quarter of 2009, at which time a capital lease asset and obligation of $9.2 million was recorded. Payments under this lease agreement will be $0.2 million monthly beginning in July 2009.

Contractual Obligations

The following table summarizes, as of June 30, 2009, our minimum payments for long-term debt and other obligations for the next five years and thereafter:

($ in Thousands)	Total	Remainder of 2009	2010 and 2011	2012 and 2013	Thereafter
Operating lease obligations	$333,081	$14,547	$57,602	$56,620	$204,312
Capital lease obligations	145,382	3,397	13,702	14,055	114,228
Long-term debt	142,500	—	42,750	85,500	14,250
Interest expense on long-term debt *	24,396	3,691	13,223	7,300	182

Total contractual obligations **	$645,359	$21,635	$127,277	$163,475	$332,972

*	The interest expense forecast is based on a 3-month LIBOR rate of 0.59% as of June 30, 2009. Interest expense was calculated by multiplying the outstanding balance by the interest rate for the given time period.
**	The contractual obligations table above does not include income tax liabilities of $0.1 million recorded in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

Off Balance Sheet Arrangements

As of December 31, 2008 and June 30, 2009 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off balance sheet arrangements.

We lease space for a majority of our data centers through operating leases. This space is not represented as an asset, nor is the obligation associated with the lease arrangements represented as a liability on our Consolidated Balance Sheets. Minimum payments for such operating lease obligations are disclosed in the footnotes to our financial statements and are included in the contractual obligations table above.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). The new standard amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and enhances disclosure about how and why a company uses derivatives; how derivative instruments are accounted for under FAS 133 (and the interpretations of that standard); and how derivatives affect a company’s financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted this standard as of January 1, 2009. The adoption of this standard did not have a material effect on the consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity, as well as additional guidance on circumstances which may indicate a transaction is not orderly. FSP 157-4 amends SFAS No. 157, Fair Value Measurements (“FAS 157”) to require interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs. FSP 157-4 is effective prospectively for interim and annual reporting periods ending after June 15, 2009. Accordingly, we adopted FSP 157-4 in June 2009. The adoption of this standard did not have a material effect on the consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1” and “APB 28-1”). FSP 107-1 extends the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“FAS 107”) to interim financial statements of publicly-traded companies. FSP 107-1 and APB 28-1 require that disclosures provide quantitative and qualitative information on fair value estimates for all financial instruments not measured on the balance sheet at fair value, when practicable, with the exception of certain financial instruments listed in FAS 107. FSP 107-1 is effective prospectively for interim reporting periods ending after June 15, 2009. Accordingly, we adopted FSP 107-1 in June 2009. The adoption of this standard did not have a material effect on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. Accordingly, we adopted FAS 165 in June 2009. The adoption of this standard did not have a material effect on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“FAS 168”). FAS 168 stipulates that the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have a material effect on the consolidated financial statements.

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

As of June 30, 2009, the three-month LIBOR rate was 0.59%, which is lower than our contracted rates. A 10% change in the current LIBOR rate would not change our current net pay position.

Foreign Currency Risk

We have a data center located in Toronto, Canada. Revenue from this data center was 6.4% and 6.1% of total revenues for the three months and six months ended June 30, 2009, respectively. We primarily receive payment for services provided at this data center, and primarily pay expenses related to it, in Canadian dollars, which mitigates our exposure to currency exchange rate risk. However, fluctuating foreign currency exchange rates have a direct impact on how our international results of operations translate into U.S. dollars. During the first and second quarters of 2008, the U.S. dollar was weaker relative to the Canadian dollar. This weakness of the U.S. dollar had a positive impact on our consolidated results of operations because the foreign denominations translated into more U.S. dollars. During the first and second quarters of 2009, the U.S. dollar was stronger relative to the Canadian dollar. This change adversely impacted our results of operations as amounts in Canadian dollars generally translated into fewer U.S. dollars. We have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. dollar relative to the Canadian dollar would not have a significant effect on our financial position, results of operations, or cash flows. We do not maintain any derivative instruments to mitigate the exposure to translation and transaction risk. Our foreign exchange transaction gains and losses are included in our results of operations and were not material for all periods presented.

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

On May 31, 2006, we and Switch & Data Facilities Company, LLC, our subsidiary, were served with a lawsuit alleging a failure to execute a lease in October 2000 for a building in Milwaukee, Wisconsin. Plaintiffs claimed the rent and associated lease charges due for the entire ten year term of the lease was $3.7 million. Plaintiffs also claimed a loss of $0.8 million on the sale of the building and $0.2 million in attorney fees. We believed there was a range of likely outcomes and had accrued $0.2 million, an amount at the low end of the range in accordance with SFAS No. 5, Accounting for Contingencies. On May 21, 2009, in exchange for a full settlement agreement and the execution of a mutual full and complete release of all claims which were raised or could have been raised in the referenced matter, we agreed to pay $0.9 million to the plaintiffs. The settlement amount was paid in May 2009 and the case was dismissed with prejudice.

We are presently involved in various legal proceedings arising in the ordinary course of our business operations. Based on information currently available to us, we believe these proceedings will not have a material effect on our financial position, results of operations, or cash flows.

Item 1A:	Risk Factors

Set forth below are the material changes and updates from the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2008 and our Quarterly Report on Form 10-Q for our quarter ended March 31, 2009. This discussion contains certain forward-looking statements regarding various matters. The ultimate accuracy of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance, or achievements to differ from those expressed or implied in the statements. Also, additional risks and uncertainties of which we are unaware, or that are currently deemed immaterial by us, may become important factors that affect us.

Risks Related to our Business

The gross domestic product in the U.S. has declined, indicating that the U.S. economy is in a recession.

Global consumer confidence continues to erode amidst concerns over declining asset values, potential inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed economic growth and resulted in a recession in the U.S. If these economic conditions continue or worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, increased pricing pressures, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to collect receivables, increase our need for cash, impact the value of certain of our properties and assets, or decrease our net revenue and profitability.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Submission of Matters to the Vote of Security Holders

The Annual Meeting of our Stockholders was held on May 20, 2009 in Tampa, Florida. Set forth below are the voting result from the proposals presented for a stockholder vote at such meeting.

Proposal 1: To elect three Class III directors to hold office for a three-year term expiring 2012.

	Votes For	Votes Withheld
Keith Olsen	33,371,212	121,693
G. Michael Sievert	32,685,447	807,458
M. Alex White	33,371,906	120,999

Proposal 2: To approve an amendment to increase the size of the Switch and Data 2007 Stock Incentive Plan by 3,181,728 shares.

	Votes For	Votes Against	Votes Abstained
Approval of Amendment to the Switch and Data 2007 Stock Incentive Plan	19,479,455	9,447,235	30,671

Proposal 3: To ratify the appointment of PricewaterhouseCoopers LLP as Switch and Data’s independent registered public accountants for the fiscal year ending December 31, 2009.

	Votes For	Votes Against	Votes Abstain
Ratification of independent registered public accounting firm	33,412,908	79,498	500

Item 5:	Other Information

None

Item 6:	Exhibits

Exhibit Number	Description of Document	Incorporated By Reference	Form Date	Filed Herein
3.1	Amended Certificate of Incorporation	S-8 Exhibit 4.2	3/14/2007

3.2	Amended and Restated By-laws	S-8 Exhibit 4.3	3/14/2007

10.1	Settlement Agreement - 625 Milwaukee LLC et al v. Switch & Data Facilities Company LLC et al	8-K Exhibit 10.1	5/27/2009

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Switch & Data Facilities Company, Inc. Registrant

Date: July 31, 2009	By:	/s/ Keith Olsen
Keith Olsen
Chief Executive Officer

Date: July 31, 2009	By:	/s/ George Pollock, Jr.
George Pollock, Jr.
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002