Form 10-Q
period 2009-09-30
Switch & Data Facilities Company, Inc.
filed 2009-11-03
CIK 1371011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33302

SWITCH & DATA FACILITIES COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3641081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1715 Westshore Boulevard, Suite 650, Tampa, Florida 33607

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

The number of shares outstanding of the registrant’s Common Stock as of October 15, 2009 was 34,580,077.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	December 31, 2008	September 30, 2009
Assets
Current assets
Cash and cash equivalents	$14,706	$22,638
Accounts receivable, net of allowance for bad debts of $818 and $1,147, respectively	11,497	11,542
Prepaids and other assets	2,429	2,818

Total current assets	28,632	36,998
Property and equipment, net	270,286	297,350
Goodwill	36,023	36,023
Other intangible assets, net	18,575	16,095
Other long-term assets, net	5,349	6,683

Total assets	$358,865	$393,149

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$34,131	$19,948
Derivative liability	7,434	8,625
Current portion of unearned revenue	3,629	3,418
Current portion of deferred rent	455	377
Current portion of customer security deposits	547	615
Current portion of long-term debt	—	10,687
Current portion of capital lease obligations	—	1,756

Total current liabilities	46,196	45,426
Unearned revenue, less current portion	1,858	2,431
Deferred rent, less current portion	18,587	24,611
Customer security deposits, less current portion	376	282
Long-term debt, less current portion	120,000	131,813
Long-term portion of capital lease obligations	50,927	58,289

Total liabilities	237,944	262,852

Commitments and contingencies
Stockholders’ equity
Common stock, $0.0001 par value, 200,000 shares authorized; 34,563 and 34,580 shares issued and outstanding as of December 31, 2008 and September 30, 2009, respectively	3	3
Preferred stock, $0.0001 par value, 25,000 shares authorized; no shares issued	—	—
Additional paid-in capital	347,909	352,667
Accumulated deficit	(224,534)	(222,052)
Accumulated other comprehensive loss	(2,457)	(321)

Total stockholders’ equity	120,921	130,297

Total liabilities and stockholders’ equity	$358,865	$393,149

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2009	2008	2009
Revenues	$44,079	$53,520	$125,750	$150,013
Costs and operating expenses
Cost of revenues, exclusive of depreciation and amortization	23,742	25,928	65,741	74,687
Sales and marketing	4,613	4,746	14,677	15,130
General and administrative	4,434	5,065	13,096	14,157
Depreciation and amortization	7,510	10,440	20,762	30,237
Lease litigation settlement	—	—	—	700

Total costs and operating expenses	40,299	46,179	114,276	134,911

Operating income	3,780	7,341	11,474	15,102
Interest income	442	16	1,513	45
Interest expense	(3,713)	(4,441)	(8,866)	(11,229)
Loss from debt extinguishment	—	—	(695)	—
Other expense, net	(307)	(178)	(654)	(486)

Income before income taxes	202	2,738	2,772	3,432
Provision for income taxes	(234)	(150)	(1,325)	(950)

Net income (loss)	$(32)	$2,588	$1,447	$2,482

Income (loss) per common share—basic	$(0.00)	$0.07	$0.04	$0.07
Weighted average common shares outstanding—basic	34,522	34,574	34,417	34,565

Income (loss) per common share—diluted	$(0.00)	$0.07	$0.04	$0.07
Weighted average common shares outstanding—diluted	34,522	34,972	34,417	34,799

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the nine months ended September 30,
	2008	2009
Cash flows from operating activities:
Net income	$1,447	$2,482
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	17,578	27,512
Amortization of debt issuance costs	475	728
Amortization of other intangible assets	3,184	2,728
Loss on debt extinguishment	695	—
Stock compensation expense	4,706	4,621
Provision for bad debts, net of recoveries	494	616
Deferred rent	3,709	5,726
Change in fair value of derivative	603	1,191
Loss (gain) on disposal of fixed assets	6	(89)
Changes in operating assets and liabilities
Increase in accounts receivable	(1,860)	(566)
Increase in prepaids and other assets	(1,404)	(382)
Increase in other long-term assets	(192)	(640)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	6,836	(2,684)
Increase (decrease) in unearned revenue	(35)	179

Net cash provided by operating activities	36,242	41,422

Cash flows from investing activities:
Purchase of property and equipment	(117,649)	(54,448)
Proceeds from sale of property and equipment	—	102

Net cash used in investing activities	(117,649)	(54,346)

Cash flows from financing activities:
Principal payments under long-term debt	(38,189)	—
Principal payments under capital lease	—	(491)
Proceeds from exercise of stock options	997	139
Proceeds from long-term debt	120,000	22,500
Excess tax benefits from stock-based compensation	91	—
Debt issuance and amendment costs	(4,038)	(1,425)

Net cash provided by financing activities	78,861	20,723

Net increase (decrease) in cash and cash equivalents	(2,546)	7,799
Effect of exchange rate changes on cash	(301)	133

Cash and cash equivalents:
Beginning of the period	45,595	14,706

End of the period	$42,748	$22,638

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,643	$12,119
Cash paid for taxes	$806	$872
Supplemental schedule of non-cash investing and financing activities:
Purchased property and equipment in accounts payable and accrued expenses	$25,413	$5,538
Asset acquired and obligation incurred under capital lease (see Notes 3 and 5)	$27,500	$9,422

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

1. Organization

Description of Business

Switch & Data Facilities Company, Inc. (together with its subsidiaries, except where the context requires, the “Company”) is a premier provider of network-neutral data centers that house, power, and interconnect customers through the Internet and other networks. Leading content companies, enterprises, and communications service providers rely on the Company to connect to customers and exchange network traffic.

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

Fair Value

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

	Fair value measurement at December 31, 2008 using:		Fair value measurement at September 30, 2009 using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Derivative liabilities	$—	$7,434	$—	$8,625

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

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Stock-Based Compensation

As of September 30, 2009, there was $12,236 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans. These costs are to be recognized ratably over a weighted average period of less than four years. The Company recorded $1,684 and $4,621 of compensation expense for the three months and nine months ended September 30, 2009, respectively.

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

For options granted during the nine months ended September 30, 2009, the fair value of each option grant was calculated using the Black-Scholes option-pricing model with the following assumptions:

	For the nine months ended September 30, 2009
	Options to non- employee directors vesting immediately	Options vesting 25% annually for four years
Expected term of the options	5.00 years	6.25 years
Risk-free interest rate	1.89%	2.10% - 3.03%
Expected stock price volatility	61.47%	70.84% - 72.97
Expected dividend yield	None	None

As a public company without sufficient option exercise history, the Company estimates the expected term of options granted by taking the weighted average of the vesting period and the contractual term of the option. The Company uses the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on its equity awards. As a public company without a sufficient history of common stock prices for a period equal to the expected option term, the Company estimates the future stock price volatility of its common stock by using its own historical volatility since the Company became public and supplementing the volatility for the period prior to the Company becoming public with the historical volatility of a peer company. The Company believes such an approach best represents its future volatility in accordance with generally accepted accounting principles. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore, assumed an expected dividend yield of zero in its option-pricing model.

The weighted average fair value of stock options per share on the date of grant was $4.08 for stock options granted in 2009.

During the nine months ended September 30, 2009, the Company granted 205 performance-based restricted stock awards. The grant date fair value of restricted stock awards is based on the quoted fair market value of the Company’s common stock at the grant date. The restricted stock awards vest at the end of the three year performance period. Performance targets are set at the high end of the Company’s publicly disclosed revenue and EBITDA guidance. Compensation expense is recognized ratably during the three year performance period. Grants of restricted stock are subject to forfeiture if a grantee, among other conditions, leaves employment prior to expiration of the restricted period. The Company recognized compensation expense for restricted stock of $100 and $241 for the three months and nine months ended September 30, 2009, respectively. The Company did not grant restricted stock prior to 2009.

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Comprehensive Income

The components of comprehensive income are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2009	2008	2009
Net income (loss)	$(32)	$2,588	$1,447	$2,482
Currency translation adjustments	(650)	1,120	(1,279)	2,136

Comprehensive income (loss)	$(682)	$3,708	$168	$4,618

The Company’s foreign operations use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Revenues and expenses of these operations are translated at monthly average rates.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued The FASB Accounting Standards Codification (the “Codification”). The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and was adopted by the Company in September 2009.

In May 2009, new accounting guidance was issued regarding subsequent events. This guidance establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. This guidance is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in June 2009.

In April 2009, new accounting guidance was issued regarding the estimation of fair value. This guidance provides additional information on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity, as well as additional information on circumstances which may indicate a transaction is not orderly. The guidance requires interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs. This guidance is effective prospectively for interim and annual reporting periods ending after June 15, 2009 and was adopted by the Company in June 2009.

In April 2009, new accounting guidance was issued regarding interim disclosures about fair value. This guidance requires that disclosures provide quantitative and qualitative information on fair value estimates for all financial instruments not measured on the balance sheet at fair value, when practicable. This guidance is effective prospectively for interim reporting periods ending after June 15, 2009 and was adopted by the Company in June 2009.

In March 2008, new accounting guidance was issued regarding disclosures about derivative instruments. This new guidance enhances disclosure about how and why a company uses derivatives; how derivative instruments are accounted for; and how derivatives affect a company’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and was adopted by the Company as of January 1, 2009, as reflected in Note 5.

The adoption of new accounting guidance did not have a material effect on the Company’s consolidated financial statements.

3. Property and Equipment, Net

The Company capitalized costs of $52,882 during the nine months ended September 30, 2009, primarily associated with adding product capacities to existing data centers. Included in this amount is $9,422 of equipment under capital lease.

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

4. Goodwill and Other Long-Term Assets, Net

Included in other long-term assets, net, on the Consolidated Balance Sheets are debt issuance costs, net, of $3,565 and $4,262 as of December 31, 2008 and September 30, 2009, respectively. On March 27, 2008, the Company executed the Fourth Amended and Restated Credit Agreement, and wrote-off previously capitalized debt issuance costs of $599 and capitalized new debt issuance costs of $3,943. On September 4, 2009, the Company executed the First Amendment to the Fourth Amended and Restated Credit Agreement and capitalized new debt issuance costs of $1,388. See Note 5 for further discussion on debt issuance costs.

Each year, during the third quarter, the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of the data centers using the present value of future cash flows. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the data center in the first step less the fair values of all other net tangible and intangible assets of the data center. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill. Goodwill of a data center is also tested for impairment, between annual tests, if an event occurs or circumstances change that would more likely than not reduce the fair value of a data center below its carrying value. The Company completed its review of goodwill reported for each data center as of September 30, 2009 and no impairment was recorded.

5. Financing Obligations

Long-Term Debt

The Company’s long-term debt consisted of the following:

	December 31, 2008	September 30, 2009
Credit Facility - Total cost of outstanding debt was 6.33% at September 30, 2009.	$120,000	$142,500
Less current portion	—	(10,687)

Long-term debt	$120,000	$131,813

Accrued interest included in accounts payable and accrued expenses related to long-term debt in the Consolidated Balance Sheets is $2,577 and $583 at December 31, 2008 and September 30, 2009, respectively.

On March 27, 2008, the Company entered into a Fourth Amended and Restated Credit Agreement which provided for: (i) a $120,000 term loan (the “Term Loan”); (ii) a $22,500 delayed draw term loan (the “Delayed Draw Term Loan”), to be funded at the option of the Company no later than March 27, 2009; (iii) a $15,000 revolving loan (the “Revolver”); and (iv) the option to request an incremental term loan before March 27, 2009, of up to $50,000 (the “Incremental Term Loan”) subject to the willingness of the lenders to make such loan. On March 28, 2008, the full $120,000 of the Term Loan was funded, of which $38,189 was used to refinance the $38,189 of term debt remaining outstanding under the Company's previous credit agreement. On January 5, 2009, the Company borrowed $22,500 under the Delayed Draw Term Loan. The Incremental Term Loan expired unused on March 27, 2009.

On September 4, 2009, the Company entered into the First Amendment to the Fourth Amended and Restated Credit Agreement (as amended, the “Credit Facility”) which, among other things, provided the Company with an additional delayed draw term loan of up to $100,000 (the “Additional Delayed Draw Term Loan”).

Total fees incurred for the First Amendment to the Fourth Amended and Restated Credit Agreement were $1,425 of which $1,388 were capitalized and $37 were expensed.

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

As of September 30, 2009, no borrowings have occurred under the Revolver or the Additional Delayed Draw Term Loan. A $1,400 letter of credit has been issued under the Revolver as a security deposit.

The proceeds of the Credit Facility not used to refinance the $38,189 of term debt must be used for working capital, general corporate purposes, and for capital expenditures of the Company.

Substantially all of the assets of the Company and its restricted subsidiaries are pledged as collateral under the Credit Facility. Interest under the Term Loan, the Revolver, the Delayed Draw Term Loan and the Additional Delayed Draw Term Loan is paid at a rate equal to: (i) 2.5% to 3.5% above the alternate base rate (which is equal to the greater of the administrative agent’s prime rate, 0.5% above the federal funds rate, and 3.0% per annum) or (ii) 3.5% to 4.5% above the adjusted LIBOR rate, (which is equal to the greater of the LIBOR rate for such interest period and 2.0% per annum); where in each case the applicable margin changes based on the Company’s consolidated total leverage ratio. The current rate of interest is 3.5% above the alternate base rate or 4.5% above the LIBOR rate. The Company also pays unused facility fees equal to 0.5% per annum on the unused portion of the Revolver and 1.0% on the Additional Delayed Draw Term Loan.

The Credit Facility requires compliance with various financial covenant ratios, including a consolidated total leverage ratio, a consolidated senior leverage ratio, an annualized consolidated interest coverage ratio, an annualized consolidated fixed charge coverage ratio, and a maximum capital expenditure limit.

The Credit Facility requires that the Company comply with certain other covenants which, among other things, restrict the Company’s ability to incur additional debt, pay dividends and make other restricted payments, sell assets, enter into affiliate transactions and take other actions. The breach of any of these covenants could result in a default and, if not cured within any applicable cure period or waived by the lenders, could trigger acceleration of repayment and the exercise of remedies against the collateral and otherwise. The Company was in compliance with all covenants as of September 30, 2009.

Borrowings under the Revolver are available until September 26, 2013. Borrowings under the Additional Delayed Draw Term Loan are available until September 4, 2010. Repayments of principal under the Term Loan and the Delayed Draw Term Loan are due in scheduled quarterly installments, beginning March 31, 2010, with the final payment due and payable on March 27, 2014. Quarterly payments of principal outstanding under the Additional Delayed Draw Term Loan, if any, will commence on March 31, 2011. Each of the quarterly payments through December 31, 2011 will be equal to 2.5% of the aggregate principal amount of the Additional Delayed Draw Term Loan, with the percentage increasing to 5.0% for payments beginning March 31, 2012 through December 31, 2012, 10.0% for payments beginning March 31, 2013 through December 31, 2013, and 30.0% for the payment on March 27, 2014. All outstanding amounts under the Revolver will be due and payable on September 27, 2013. As of September 30, 2009, scheduled maturities of the Term Loan for the next five years are as follows:

Year	Amount
2010	$14,250
2011	28,500
2012	28,500
2013	57,000
2014	14,250

Total	$142,500

Capital Lease Obligations

During 2009, the Company recorded a capital lease of $9,422 for data center equipment. Monthly payments under the capital lease commenced in July 2009 and will be made through March 2014, at a weighted average effective interest rate of 7.2% per annum.

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

As of September 30, 2009, total capital lease obligations were $60,045. As of September 30, 2009, future minimum capital lease payments for the next five years and thereafter are as follows:

Year	Amount
Remainder of 2009	$1,711
2010	6,866
2011	6,918
2012	6,972
2013	7,164
2014	5,598
Thereafter	108,582

Total future minimum capital lease payments	143,811
Less: Interest component of capital lease payments	(83,766)

Present value of minimum capital lease payments	60,045
Less: Current portion of capital lease obligations	(1,756)

Long-term capital lease obligations	$58,289

Accrued interest included in accounts payable and accrued expenses related to capital lease obligations in the Consolidated Balance Sheets is $392 and $394 at December 31, 2008, and September 30, 2009, respectively.

Interest Rate Derivatives

The Credit Facility requires the Company to fix its floating interest rate on no less than 50% of the principal of the Credit Facility. The Company utilizes interest rate swap agreements to manage its exposure to fluctuations in interest rates. These agreements are recorded at fair value, and the changes in fair value are included in interest expense. The Company does not elect hedge accounting on any of these agreements. The fair value of these agreements is reflected in a separate line item on the Consolidated Balance Sheets. Changes in the fair value of these agreements are included in Interest Expense on the Consolidated Statements of Operation and detailed further in this discussion.

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

In August 2008, the Company entered into an interest rate swap agreement with a notional value of $75,000 (the "August Swap"). There was no up-front cost for this agreement. The agreement stated that the Company was to pay 4.07% from February 2009 through February 2012. The counterparty was to either pay to the Company or receive from the Company the difference between the actual LIBOR rate and the contracted rate of 4.07%.

In October 2008, the Company entered into an interest rate swap agreement with a notional value of $45,000 (the "October Swap"). There was no up-front cost for this agreement. The agreement stated that the Company was to pay 3.10% from February 2009 through February 2012. The counterparty was to either pay to the Company or receive from the Company the difference between the actual LIBOR rate and the contracted rate of 3.10%.

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

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

As of September 30, 2009, the Company’s interest rate swap agreement has a notional value of $120,000. As of December 31, 2008 and September 30, 2009, the Company reflected the fair value of the interest rate swap as a derivative liability in the Consolidated Balance Sheets of approximately $7,434 and $8,625 respectively. The changes in fair value of $1,087 and $1,191 are recorded as increases in interest expense in the Consolidated Statements of Operations for the three months and nine months ended September 30, 2009, respectively. The changes in fair value of $195 and $603 are recorded as increases in interest expense in the Consolidated Statements of Operations for the three months and nine months ended September 30, 2008, respectively.

6. Income (Loss) Per Common Share

The following table sets forth the detail for the computation of basic and diluted income (loss) per common share attributable to common stockholders.

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2009	2008	2009
Numerator:
Net income (loss)	$(32)	$2,588	$1,447	$2,482

Denominator:
Weighted average common shares outstanding—basic	34,522	34,574	34,417	34,565
Plus: dilutive effect of stock options	—	193	—	29
Plus: dilutive effect of performance-based restricted shares	—	205	—	205

Weighted average common shares outstanding—diluted	34,522	34,972	34,417	34,799

Net income (loss) per common share—basic	$(0.00)	$0.07	$0.04	$0.07
Net income (loss) per common share—diluted	$(0.00)	$0.07	$0.04	$0.07

The following table sets forth the potential common shares not included in the diluted net income (loss) per common share calculation because these shares are anti-dilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2009	2008	2009
Common stock options	1,999	2,042	1,873	2,089

7. Income Taxes

For the three months and nine months ended September 30, 2009, the Company recorded income tax expenses of $150 and $950, respectively, on income before income taxes of $2,738 and $3,432, respectively. Comparatively, for the three months and nine months ended September 30, 2008, the Company recorded income tax expense of $234 and $1,325, respectively, on income before income taxes of $202 and $2,772, respectively.

The tax provisions for the three months and nine months ended September 30, 2009 were calculated by estimating the U.S. and Canadian effective income tax rates expected to be applicable for the full year ended December 31, 2009.

The Company has federal net operating loss (“NOL”) carryforwards of approximately $112,053 and an alternative minimum tax credit of approximately $51,409 available to reduce future federal income taxes.

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The Company maintains a full valuation allowance on deferred tax assets arising primarily from NOL carryforwards and other tax attributes because the future realization of such benefits is uncertain. As a result, to the extent that those benefits are realized in future periods, they will favorably affect tax expense and net income. The NOLs will begin to expire in 2022 and the alternative minimum tax credit does not expire.

The Company has approximately $154 and $160 of total unrecognized tax benefits related to uncertain tax positions as of December 31, 2008 and September 30, 2009. The final outcome of these uncertain tax positions is not yet determinable.

8. Stock Based Compensation

Stock Options

During the nine months ended September 30, 2009, the Company granted 612 common stock options with a weighted average exercise price of $6.24 per share to employees and non-employee directors. Of the grants, 577 of the common stock options vest at a rate of 25% on the first anniversary of the grant date and 25% annually until the common stock options are fully vested. Non-employee directors received a total of 35 common stock options that vested immediately. These vesting periods were established by the Compensation Committee of the Board of Directors at the date of grant.

Common stock options expire ten years after the date of grant or when an individual ceases to be an employee of the Company. Compensation expense for these common stock options will be recognized over the vesting period.

The following table summarizes common stock option activity for the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2008	2,708	$12.10
Options granted	612	$6.24
Options exercised	(17)	$8.13
Options forfeited or cancelled	(61)	$13.16

Outstanding as of September 30, 2009	3,242	$11.00

The following table summarizes nonvested stock option activity for the nine months ended September 30, 2009:

	Nonvested Common Stock Options	Weighted Average Grant Date Fair Value Per Option
Nonvested at December 31, 2008	1,752	$11.06
Options granted	612	$4.08
Options vested	(531)	$10.86
Options forfeited	(40)	$9.26

Nonvested at September 30, 2009	1,793	$8.78

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The following table summarizes information about common stock options outstanding as of September 30, 2009:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life
$ 0.00 - $ 4.00	590	4.45
$ 4.01 - $ 8.00	573	9.40
$ 8.01 - $ 12.00	814	8.46
$ 12.01 - $ 16.00	50	9.45
$ 16.01 - $ 20.00	1,215	7.43

Total options outstanding	3,242	7.53

Total options exerciseable	1,449	6.42

The aggregate intrinsic value of options outstanding as of September 30, 2009 was $12,808. The aggregate intrinsic value of options exercisable as of September 30, 2009 was $7,014.

Restricted Stock

The following table summarizes the changes in restricted stock awards for the nine months ended September 30, 2009:

	Performance Based Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Performance-based restricted stock at December 31, 2008	—	$—
Shares granted	205	$5.84
Shares vested	—	$—
Shares forfeited	—	$—

Performance-based restricted stock at September 30, 2009	205	$5.84

The aggregate intrinsic value of restricted stock outstanding as of September 30, 2009 was $2,790.

9. Commitments and Contingencies

Operating Lease Payments

The Company and its subsidiaries are engaged in the operation of data centers, most of which are held under non-cancelable operating leases expiring at various dates through 2025. Certain of these non-cancelable operating leases provide for renewal options.

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

As of September 30, 2009, minimum future lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows:

Year	Amount
Remainder of 2009	$7,429
2010	30,236
2011	29,428
2012	29,233
2013	29,935
2014	27,906
Thereafter	185,752

Total minimum lease payments	$339,919

Power Purchase Agreements

The Company has commitments to purchase power in six of its U.S. markets through December 2012. Such commitments are estimated to be $4,235 as of September 30, 2009.

Legal Proceedings

On May 31, 2006, the Company and Switch & Data Facilities Company, LLC, a subsidiary of the Company, were served with a lawsuit alleging a failure by the Company or its subsidiary to execute a lease in October 2000 for a building in Milwaukee, Wisconsin. Plaintiffs claimed the rent and associated lease charges due for the entire ten year term of the lease was $3,666. Plaintiffs also claimed a $750 loss on the sale of the building and $200 in attorney fees. Management believed there was a range of likely outcomes and had accrued $150. On May 21, 2009, the Company agreed to pay $850 to the plaintiffs, in exchange for a full settlement agreement and the execution of a mutual full and complete release of all claims which were raised or could have been raised in the referenced matter. The settlement amount was paid in May 2009 and the case was dismissed with prejudice.

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

Taxes

The Company is currently under examination by the states of New York and Washington regarding sales, franchise, capital and excise taxes. As of September 30, 2009, the Company has accrued $225 as a probable loss contingency for these examinations.

10. Segment Information

The Company manages its business as one reportable segment. Although the Company provides services in several markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, including the nature of the services provided and the type of customers purchasing such services.

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The Company’s geographic revenues are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Revenues	2008	2009	2008	2009
United States	$41,172	$50,011	$116,970	$140,592
Canada	2,907	3,509	8,780	9,421

	$44,079	$53,520	$125,750	$150,013

The Company’s long-lived assets are located in the following geographic regions:

Long-lived assets	December 31, 2008	September 30, 2009
United States	$310,601	$334,175
Canada	19,632	21,976

	$330,233	$356,151

11. Subsequent Events

On October 21, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Equinix, Inc. (“Equinix”) and Sundance Acquisition Corporation, a wholly-owned subsidiary of Equinix (“Merger Sub”). Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Equinix (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, at the effective time of and as a result of the Merger, each of the Company’s outstanding shares of common stock (other than dissenting shares and shares held by the Company as treasury stock or owned by Equinix) will be converted into merger consideration that will consist of 0.19409 shares of Equinix’s common stock, $19.06 in cash or a combination of shares of Equinix’s common stock and cash. The Merger Agreement provides that the Company’s stockholders will have the opportunity to elect whether they would prefer to receive 0.19409 shares of Equinix’s common stock or $19.06 in cash for each share of the Company common stock that they hold. The Merger Agreement further provides that the overall consideration to be paid by Equinix in the Merger will consist 80% of Equinix common stock and 20% of cash. Accordingly, in the event that holders of more than 80% of the Company’s common stock elect to receive Equinix common stock or holders of more than 20% of the Company’s common stock elect to receive cash, the Merger Agreement provides that the merger consideration will be pro-rated to achieve these proportions. At the effective time of and as a result of the Merger, each of the Company’s outstanding shares of common stock will be canceled and extinguished.

Consummation of the Merger is subject to customary closing conditions, including, among others: (i) approval of the Merger and adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock; (ii) expiration or termination of the applicable Hart-Scott-Rodino waiting period and certain other regulatory approvals; (iii) the effectiveness of an Equinix registration statement covering the Equinix shares to be issued to the Company’s stockholders; (iv) the delivery of customary opinions from counsel to Equinix and the Company that the Merger will qualify as a tax-free reorganization for federal income tax purposes; (v) subject to certain exceptions, the accuracy of representations of Equinix and the Company; (vi) the absence of a material adverse effect on Equinix or the Company; (vii) not greater than 10% of the outstanding shares of the Company’s common stock having exercised dissenter’s rights; (viii) the receipt of certain contractual consents and agreements from third parties; and (ix) other customary conditions, including the absence of any law, regulation or government order prohibiting the Merger.

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The Merger Agreement contains certain termination rights for both Equinix and the Company and provides that upon termination of the Merger Agreement under specified circumstances the Company may be required to pay Equinix a termination fee equal to $26,758.

Subject to the satisfaction of the conditions discussed above, the Merger is expected to close during the first quarter of 2010. No assurances that the Merger will close can be made.

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect”, or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new data centers, growth, the capabilities and capacities of business operations, any financial or other guidance, and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance, or achievements to be different from any future results, performance, or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	Our pending merger with and into Equinix, Inc. (“Equinix”);

•	business conditions and growth or declines in our industry, our customers’ industries and the general economy;

•	variability of operating results;

•	our ability to complete capital expenditure projects on time and on budget;

•	the availability and cost of sufficient electrical power and cooling capacity;

•	the non-renewal of any of our data center leases;

•	the variability of customer requirements;

•	other economic, business, and competitive factors affecting our customers, our industry and business generally;

•	seasonality; and

•	other factors that we may not have currently identified or quantified.

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

Important Additional Information

This document may be deemed to be solicitation material in respect of the proposed transaction between Equinix and the Company. In connection with the proposed transaction involving Equinix and the Company, Equinix plans to file with the Securities and Exchange Commission (the “SEC”) a Registration Statement on Form S-4 containing a Proxy Statement/Prospectus, and each of Equinix and the Company plans to file with the SEC other documents regarding the proposed transaction. The definitive Proxy Statement/Prospectus will be mailed to stockholders of the Company. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE PROXY STATEMENT/PROSPECTUS AND OTHER DOCUMENTS FILED WITH THE SEC CAREFULLY IN THEIR ENTIRETY WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION.

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Investors and security holders will be able to obtain free copies of the Registration Statement and the Proxy Statement/Prospectus (when available) and other documents filed with the SEC by Equinix and the Company through the website maintained by the SEC at www.sec.gov. In addition, investors and security holders will be able to obtain free copies of the Registration Statement and the Proxy Statement/Prospectus (when available) and other documents filed with the SEC from Equinix by directing a request to Equinix, Inc., 301 Velocity Way, Fifth Floor, Foster City, CA 94404, Attention: Investor Relations (telephone: 888-222-1162) or going to Equinix’s corporate website at www.equinix.com, or from the Company by directing a request to Switch & Data Facilities Company, Inc., 1715 Westshore Boulevard, Suite 650, Tampa, FL 33607, Attention: Investor Relations (telephone: 866-797-2633) or going to the Company’s corporate website at www.switchanddata.com. Equinix and the Company, and their respective directors and executive officers, may be deemed to be participants in the solicitation of proxies in respect of the proposed transaction. Information regarding Equinix’s directors and executive officers is contained in its annual proxy statement filed with the SEC on April 23, 2009. Information regarding the Company’s directors and executive officers is contained in the Company’s annual proxy statement filed with the SEC on April 6, 2009. Additional information regarding the interests of such potential participants will be included in the Proxy Statement/Prospectus and the other relevant documents filed with the SEC (when available).

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in six sections:

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

OVERVIEW

Pending Merger with and into Equinix

On October 21, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Equinix, Inc. (“Equinix”) and Sundance Acquisition Corporation, a wholly-owned subsidiary of Equinix (“Merger Sub”). Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into us, with us surviving as a wholly-owned subsidiary of Equinix (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, at the effective time of and as a result of the Merger, each of our outstanding shares of common stock (other than dissenting shares and shares held by us as treasury stock or owned by Equinix) will be converted into merger consideration that will consist of 0.19409 shares of Equinix’s common stock, $19.06 in cash or a combination of shares of Equinix’s common stock and cash. The Merger Agreement provides that our stockholders will have the opportunity to elect whether they would prefer to receive 0.19409 shares of Equinix’s common stock or $19.06 in cash for each share of our common stock that they hold. The Merger Agreement further provides that the overall consideration to be paid by Equinix in the Merger will consist 80% of Equinix common stock and 20% of cash. Accordingly, in the event that holders of more than 80% of our common stock elect to receive Equinix common stock or holders of more than 20% of our common stock elect to receive cash, the Merger Agreement provides that the merger consideration will be pro-rated to achieve these proportions. At the effective time of and as a result of the Merger, each of our outstanding shares of common stock will be canceled and extinguished.

Additional information regarding the Merger is provided in Note 11 to our Consolidated Financial Statements and in the Current Report on Form 8-K that we filed with the SEC on October 22, 2009.

Operations

We are a premier provider of network-neutral data centers that house, power, and interconnect the Internet. Leading content companies, enterprises, and communications service providers rely on us to connect to customers and exchange network traffic. Our colocation services provide space and power for customers’ networking and computing equipment allowing those customers to avoid the costs of building and maintaining their own data centers. As a network-neutral provider, we do not own or operate our own network, and, as a result, our interconnection services enable our customers to exchange network traffic through direct connections with each other or through peering connections with multiple parties. We provide our services in 34 data centers, which is the broadest network-neutral footprint in North America. Our footprint includes our data center in Palo Alto, one of the first commercial Internet exchanges in the world. Our high network densities, as demonstrated by approximately 22,000 cross connects between our customers, create a network effect, which provides an incentive for our existing customers to remain within our data centers and is a differentiating factor in attracting new customers.

We continue to benefit from the strong growth in Internet Protocol (“IP”) traffic. Our strategy has been to expand in key markets where the growth in IP traffic has created the most demand for data center services. Our performance this quarter was due to the execution of our strategy to meet this market demand.

The highlights of our financial and operational results for the three months ended September 30, 2009 were as follows:

•	Completed a 1,000 cabinet equivalent expansion in one of our New York Metro area data centers.

•	Secured $100 million in financing for data center expansion.

•	Increased traffic on our PAIX exchange at a rate twice that of the overall U.S. internet traffic.

•	Revenues increased to $53.5 million from $44.1 million in the same period of 2008.

•	Net income increased to $2.6 million from a net loss of $0.1 million in the same period of 2008.

•	Cabinet equivalents billed increased 10.4%, number of customers increased by 5.7%, and cross connects increased by 5.8% over the same period of 2008.

•	Existing customers accounted for 73% of new sales.

•	Over 50% of new sales were in our new or expanded data centers.

•	Renewed and extended lease terms for data centers in Cleveland and Phoenix.

Demand for our colocation and interconnection services continues to be driven by the increase in network traffic growth associated with bandwidth-intensive content and web-enabled applications. Our customers continue to offer new services and applications in our data centers to serve their customers, which creates revenue drivers for us. Our broad footprint of data centers located across key markets, our Internet exchanges, and our network-neutral service offering are attractive to network centric businesses as they expand their operations.

As a result of this growth in customer demand and our reputation for service quality, sales to both new and existing customers have continued to grow in our data centers. Our year-over-year revenue growth primarily results from new sales to new and existing customers, which reflects both a high level of customer satisfaction and demand for our service offerings.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, management evaluates its estimates and judgments. Critical accounting policies for the Company are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in our 2008 Annual Report on Form 10-K.

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

Utilization rate. The utilization rate represents the percentage of our data center space that has been sold to customers. The utilization rate increases with sales to customers and decreases when new data center capacity is added or with customer churn. The utilization rate is calculated as a percentage, the numerator of which is equal to the total space licensed to our customers and the denominator of which is equal to the total licensable space taking into account existing power and cooling. Although our utilization rate has decreased as a result of our investments in capacity in 2008 and 2009, we expect our utilization rate to increase as new and existing customers grow in our data centers.

Percentage of incremental sales to existing customers. This percentage is a measure of sales to existing customers. Over the past few years, approximately 80% of all new sales have been from existing customers. We believe this percentage is a testament to our customers’ satisfaction with our quality of service and product offerings.

Churn as a percentage of recurring revenues. Churn represents lost revenues during a given period. Our business is based on a recurring revenue model, so lost revenues in a period affect future periods. Churn experienced during 2008 and for the nine months ended September 30, 2009 averaged 1.2% of monthly recurring revenue. We expect churn to approximate 1.2% to 1.3% for the remainder of 2009.

New sales. New sales represent the recurring and non-recurring revenues from orders initiated during the given quarter. Recurring revenue from new sales represents new service agreements entered into by new and existing customers during the given quarter. Revenue from these agreements will recur monthly over the life of the agreement. Non-recurring revenue represents the one-time installation fees associated with new service agreements. These one-time fees are billed to customers upon completion of the installation service and such revenue is typically recognized on a straight-line basis over the life of the agreement.

The following tables present a summary of these metrics for the periods indicated:

	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
Number of cross connects	20,879	21,149	21,504	21,705	22,085
Cabinet equivalents billed	7,347	7,596	7,864	7,982	8,110
Utilization rate	62.9%	58.4%	60.4%	61.2%	57.7%

	For the three months ended
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
Percentage of incremental sales to existing customers	75%	84%	78%	84%	73%
Churn as a percentage of recurring revenues	1.1%	1.5%	1.3%	1.3%	1.1%

New Sales (in Thousands):
Recurring revenue	$1,488	$1,305	$1,297	$1,382	$1,269
Non-recurring revenue	2,180	1,717	1,825	3,321	4,165

New Sales	$3,668	$3,022	$3,122	$4,703	$5,434

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

Power. We provide conditioned power either on a term basis for one to three years or on a month-to-month basis, for a recurring monthly fee under both arrangements. We provide both alternating current and direct current power circuits. Our customers pay for power on a per circuit basis, typically in 20 to 30 amp increments.

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

The following table presents our revenues and percentage of revenues for the periods presented:

	For the three months ended September 30,				For the nine months ended September 30,
($ in Thousands)	2008		2009		2008		2009
Revenues
Colocation	$27,940	63%	$33,296	62%	$79,481	63%	$95,258	63%
Interconnection	13,659	31%	15,520	29%	39,275	31%	45,396	30%

Recurring Total	$41,599	94%	$48,816	91%	$118,756	94%	$140,654	93%
Non-recurring	2,480	6%	4,704	9%	6,994	6%	9,359	7%

Total	$44,079	100%	$53,520	100%	$125,750	100%	$150,013	100%

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

Depreciation and Amortization. Depreciation expense includes depreciation of our leasehold improvements, generators, uninterruptible power systems, direct current power plants, heating, ventilation and air-conditioning equipment, furniture and fixtures. Amortization expense is composed of the amortization of our customer based intangible assets related to our acquisitions and the amortization of debt issuance costs.

Other Expense, Net

Other Expense, Net. Other expenses primarily include non-income based taxes and related interest and penalties.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2009

The following is a more detailed discussion of our financial condition and results of operations for the periods presented. The quarter-to-quarter comparison of financial results is not necessarily indicative of future results.

Revenues

	For the three months ended September 30,		$ Change	% Change
($ in Thousands)	2008	2009
Revenues	$44,079	$53,520	$9,441	21%

Revenues increased 21% for the three months ended September 30, 2009 over the same period in 2008. Approximately 52% of new sales in the three months ended September 30, 2009 were in our new or expanded data centers. Recurring revenue increased by $7.2 million. The recurring revenue increase consisted of colocation and interconnection revenue of $5.4 million and $1.9 million, respectively. Cabinet equivalents billed were 8,110 at September 30, 2009, which is a 10% increase over the September 30, 2008 cabinet equivalents billed of 7,347. The number of cross connects was 22,085 at September 30, 2009, which is a 6% increase over September 30, 2008 cross connects of 20,879. Sales to existing customers were 73% of sales during the three months ended September 30, 2009. Non-recurring revenue was $4.7 million for the three months ended September 30, 2009 as compared to $2.5 million for the three months ended September 30, 2008. The increase in non-recurring revenue was primarily related to a single customer contract with a $2.2 million one-time charge.

Cost of Revenues, Exclusive of Depreciation and Amortization

	For the three months ended September 30,		$ Change	% Change
($ in Thousands)	2008	2009
Cost of revenues, exclusive of depreciation and amortization	$23,742	$25,928	$2,186	9%
As a percent of revenue	54%	48%

Cost of revenues, exclusive of depreciation and amortization, increased primarily due to rent, carrier services, and personnel related expenses. Rent expenses increased $1.7 million, primarily due to expansions or renewed leases in Seattle, Atlanta, and Los Angeles. Carrier services increased by approximately $0.3 million primarily due to our expanded data centers. Personnel related expenses increased by $0.2 million, primarily related to the hiring of additional personnel in our new and expanded data centers. Cost of revenues included non-cash stock compensation expense of $0.4 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively. We expect our cost of revenues will increase in absolute dollars as we continue our growth and expansion plan.

Sales and Marketing

	For the three months ended September 30,		$ Change	% Change
($ in Thousands)	2008	2009
Sales and marketing	$4,613	$4,746	$133	3%
As a percent of revenue	10%	9%

Sales and marketing expenses increased by $0.1 million. The increase was primarily due to increases in marketing related activities of $0.2 million, offset by decreased personnel related expenses of $0.1 million. Sales and Marketing expenses included non-cash stock compensation expense of $0.6 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively. We expect sales and marketing expenses will continue to decrease as a percentage of revenues as we expect revenues to increase at a higher rate than our sales and marketing expenses.

General and Administrative

	For the three months ended September 30,		$ Change	% Change
($ in Thousands)	2008	2009
General and administrative	$4,434	$5,065	$631	14%
As a percent of revenue	10%	9%

General and administrative expenses increased by $0.6 million. The increase was primarily due to increases in personnel related expenses of $0.6 million. General and administrative expenses included non-cash stock compensation expenses of $0.7 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively. We expect general and administrative expenses to continue to decrease as a percentage of revenues because we expect revenues to increase at a higher rate than our general and administrative expenses.

Depreciation and Amortization

	For the three months ended September 30,		$ Change	% Change
($ in Thousands)	2008	2009
Depreciation and amortization	$7,510	$10,440	$2,930	39%
As a percent of revenue	17%	20%

Depreciation and amortization expenses increased by $2.9 million. The increase was primarily related to the expansion of our data centers in Seattle, and the New York Metro and Northern Virginia areas, which resulted in an increase in depreciable assets. We expect depreciation and amortization to continue to increase.

Operating Income

	For the three months ended September 30,		$ Change	% Change
($ in Thousands)	2008	2009
Operating income	$3,780	$7,341	$3,561	94%
As a percent of revenue	9%	14%

Operating income increased by $3.6 million. The increase was primarily related to increased revenues of $9.4 million. The increase in revenues was partially offset by an increase in expenses of $5.8 million, including $2.9 million, $2.2 million, $0.6 million, and $0.1 million for depreciation and amortization, cost of revenues, general and administrative, and sales and marketing, respectively.

Interest Income and Interest Expense

	For the three months ended September 30,		$ Change	% Change
($ in Thousands)	2008	2009
Interest expense	$(3,713)	$(4,441)	$(728)	(20)%
Interest income	$442	$16	$(426)	(96)%

Interest expense increased by $0.7 million. The increase in interest expense is primarily due to a decrease in the fair market value of our interest rate swap. We convert a portion of our outstanding debt to fixed interest rates through the use of interest rate swaps. These instruments are marked to fair value at the end of each quarter, with the non-cash gains and losses treated as decreases or increases to interest expense. The decrease in fair value of our swap resulted in an increase in interest expense of $1.1 million for the three months ended September 30, 2009, as a result of a decline LIBOR rates. This increase, was partially offset by a decrease in cash interest paid, commensurate with a decrease in our cost of capital to 6.3% at September 30, 2009 from 7.3% at September 30, 2008.

Interest income decreased by $0.4 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The decrease is attributable to a lower average cash balance during the third quarter of 2009, as well as lower interest rates.

Provision for Income Taxes

	For the three months ended September 30,		$ Change	% Change
($ in Thousands)	2008	2009
Provision for income taxes	$(234)	$(150)	$84	36%

Provision for income taxes decreased by $0.1 million for the three months ended September 30, 2009. The decrease is related to an expected decrease in Canadian taxes for 2009. The tax provision for the three months ended September 30, 2009, was calculated by estimating the U.S. and Canadian effective income tax rates expected to be applicable for the full year.

Net Income

	For the three months ended September 30,		$ Change	% Change
($ in Thousands)	2008	2009
Net income (loss)	$(32)	$2,588	$2,620	N/A

Net income increased by $2.6 million. Net income was $2.5 million for the three months ended September 30, 2009, compared to a $0.1 million net loss for the three months ended September 30, 2008. The net income increase is attributable to the factors previously described in this “Results of Operations” section.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2008 compared to the Nine Months Ended September 30, 2009

The following is a more detailed discussion of our financial condition and results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Revenues

	For the nine months ended September 30,		$ Change	% Change
($ in Thousands)	2008	2009
Revenues	$125,750	$150,013	$24,263	19%

Revenues increased 19% for the nine months ended September 30, 2009, over the same period in 2008. Approximately 52% of new sales for 2009 were in our new or expanded data centers. Recurring revenue increased by $21.9 million. The recurring revenue increase consisted of colocation and interconnection revenue of $15.8 million and $6.1 million, respectively. Cabinet equivalents billed were 8,110 at September 30, 2009, which is a 10% increase over the September 30, 2008 cabinet equivalents billed of 7,347. The number of cross connects was 22,085 at September 30, 2009, which is a 6% increase over September 30, 2008 cross connects of 20,879. Sales to existing customers were 78% of sales during the nine months ended September 30, 2009. Non-recurring revenue was $9.4 million for the nine months ended September 30, 2009 as compared to $7.0 million for the nine months ended September 30, 2008. The increase in non-recurring was primarily related to a single customer contract with a $2.2 million onetime charge.

Cost of Revenues, Exclusive of Depreciation and Amortization

	For the nine months ended September 30,		$ Change	% Change
($ in Thousands)	2008	2009
Cost of revenues, exclusive of depreciation and amortization	$65,741	$74,687	$8,946	14%
As a percent of revenue	52%	50%

Cost of revenues, exclusive of depreciation and amortization, increased primarily due to rent, utilities, property taxes, and carrier related services. Rent expense increased $5.5 million, primarily due to expansions or renewed leases in Seattle, San Jose, Atlanta, Toronto, and Los Angeles. Utilities increased $1.2 million due to additional usage by our customers, largely in our New York Metro and San Francisco Bay markets. Carrier related services and property taxes increased by approximately $1.1 million each, primarily due to our new and expanded data centers. Cost of revenues included non-cash stock compensation expense of $0.9 million and $1.4 million for the nine months ended September 30, 2009 and 2008, respectively. We anticipate our cost of revenues will increase in absolute dollars as we continue our growth and expansion plan.

Sales and Marketing

	For the nine months ended September 30,		$ Change	% Change
($ in Thousands)	2008	2009
Sales and marketing	$14,677	$15,130	$453	3%
As a percent of revenue	12%	10%

Sales and marketing expenses increased by $0.5 million. The increase was primarily due to increases in marketing related expenses of $0.4 million and personnel related expenses of $0.1 million. Sales and marketing expenses included non-cash stock compensation expense of $1.7 million and $1.6 million for the nine months ended September 30, 2009 and 2008, respectively. We expect sales and marketing expenses to continue to decrease as a percentage of revenues because we expect revenues to increase at a higher rate than our sales and marketing expenses.

General and Administrative

	For the nine months ended September 30,		$ Change	% Change
($ in Thousands)	2008	2009
General and administrative	$13,096	$14,157	$1,061	8%
As a percent of revenue	10%	9%

General and administrative expenses increased by $1.0 million. The increase was primarily due to increases in personnel related expenses of $1.2 million, partially offset by a decrease in professional fees of $0.2 million. General and administrative expenses included non-cash stock compensation expenses of $2.0 million and $1.7 million for the nine months ended September 30, 2009 and 2008, respectively. We expect general and administrative expenses to continue to decrease as a percentage of revenues because we expect revenues to increase at a higher rate than our general and administrative expenses.

Depreciation and Amortization

	For the nine months ended September 30,		$ Change	% Change
($ in Thousands)	2008	2009
Depreciation and amortization	$20,762	$30,237	$9,475	46%
As a percent of revenue	17%	20%

Depreciation and amortization expenses increased by $9.5 million. The increase was primarily related to the expansion of our data centers in Dallas, Seattle, and the New York Metro, Northern Virginia, and San Francisco Bay areas, which resulted in a substantial increase in depreciable assets. We expect depreciation and amortization to continue to increase.

Lease Litigation Settlement

	For the nine months ended September 30,		$ Change	% Change
($ in Thousands)	2008	2009
Lease litigation settlement	$—	$700	$700	N/A
As a percent of revenue	0%	0%

Lease litigation settlement for the nine months ended September 30, 2009 relates to a lease settlement in Milwaukee, in which over $4.7 million in damages were sought by the plaintiffs. The settlement amount of $0.9 million, which was $0.7 million more than the previously accrued amount, was paid in May 2009, and the case was dismissed with prejudice.

Operating Income

	For the nine months ended September 30,		$ Change	% Change
($ in Thousands)	2008	2009
Operating income	$11,474	$15,102	$3,628	32%
As a percent of revenue	9%	10%

Operating income increased by $3.6 million. The increase was primarily related to increased revenues of $24.3 million. The increase in revenues was partially offset by an increase in expenses of $20.7 million, including $9.5 million, $8.9 million, $1.1 million, $0.7 million, and $0.5 million for depreciation and amortization, cost of revenues, general and administrative, lease litigation settlement, and sales and marketing, respectively.

Interest Income and Interest Expense

	For the nine months ended September 30,		$ Change	% Change
($ in Thousands)	2008	2009
Interest expense	$(8,866)	$(11,229)	$(2,363)	27%
Interest income	$1,513	$45	$(1,468)	(97)%
Loss from debt extinguishment	$(695)	$—	$695	N/A

Interest expense increased by $2.4 million. The increase in interest expense was primarily due to an increase in our weighted average outstanding debt balance, which increased to $141.6 million for the nine months ended September 30, 2009, from $93.6 million for the nine months ended September 30, 2008, as a result of borrowing additional funds primarily used for our investment in product capacities. Interest expense also increased due to the change in fair value of our interest rate swap. The fair value of the interest rate swap is adjusted each quarter, with gains and losses treated as decreases or increases to interest expense. The change in market value of the interest rate swap, directly related to the decreases in current and future LIBOR rates, resulted in an increase in interest expense of $1.2 million for the nine months ended September 30, 2009.

Interest income decreased by $1.5 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The decrease is attributable to a lower average cash balance during the first nine months of 2009, as well as lower interest rates.

Loss from debt extinguishment was $0.7 million for the nine months ended September 30, 2008, due to the write-off of certain debt issuance costs related to our debt refinancing that occurred in March 2008.

Provision for Income Taxes

	For the nine months ended September 30,		$ Change	% Change
($ in Thousands)	2008	2009
Provision for income taxes	$(1,325)	$(950)	$375	28%

Provision for income taxes decreased by $0.4 million for the nine months ended September 30, 2009. The decrease is related to an expected decrease in Canadian taxes for 2009. The tax provision for the nine months ended September 30, 2009, was calculated by estimating the U.S. and Canadian effective income tax rates expected to be applicable for the full year.

Net Income (Loss)

	For the nine months ended September 30,		$ Change	% Change
($ in Thousands)	2008	2009
Net income	$1,447	$2,482	$1,035	72%

Net income increased by $1.0 million. Net income was $2.5 million for the nine months ended September 30, 2009, compared to net income of $1.4 million for the nine months ended September 30, 2008. The net income increase is attributable to the factors previously described in this “Results of Operations” section.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended September 30,
($ in Thousands)	2008	2009
Cash provided by (used in):
Operating activities	$36,242	$41,422
Investing activities	(117,649)	(54,346)
Financing activities	78,861	20,723

Sources and Uses of Cash

Our principal sources of cash are from our operating activities and the funds available to us from our debt borrowings. On March 27, 2008, we entered into a Fourth Amended and Restated Credit Agreement which provided for: (i) a $120.0 million term loan (the “Term Loan”); (ii) a $22.5 million delayed draw term loan (the “Delayed Draw Term Loan”), to be funded at our option no later than March 27, 2009; (iii) a $15.0 million revolving loan (the “Revolver”); and (iv) the option to request an incremental term loan before March 27, 2009, of up to $50.0 million (the “Incremental Term Loan”) subject to the willingness of lenders to make such loan. On March 28, 2008, the $120.0 million of the Term Loan was funded, of which $38.2 million was used to refinance the $38.2 million of term debt remaining outstanding under our previous credit agreement. On January 5, 2009, we borrowed the $22.5 million Delayed Draw Term Loan. The Incremental Term Loan expired unused on March 27, 2009.

On September 4, 2009, we entered into the First Amendment to the Fourth Amended and Restated Credit Agreement (as amended, the “Credit Facility”) which, among other things, provided us with an additional delayed draw term loan of up to $100.0 million (the “Additional Delayed Draw Term Loan”).

As of September 30, 2009, no borrowings have occurred under the Revolver or the Additional Delayed Draw Term Loan. A $1.4 million letter of credit has been issued under the Revolver as a security deposit.

For the nine months ended September 30, 2009, our capital expenditures were $54.4 million. Our capital expenditures are expected to be less in 2009 than in 2008. We expect our capital expenditures for the remainder of 2009 to be approximately $20.6 million, which is expected to be funded from cash flows from operations and our cash on hand. We do not expect to access funds under our Revolver or Additional Delayed Draw Term Loan during the remainder of 2009. Our 2009 capital expenditures include the expansion of our new data center in the New York Metro area. These investments will increase product availability, which we believe will enable us to increase revenue and potentially reduce our accumulated deficit. We typically incur lease, utility, and personnel related expenses prior to being able to accept customers for, and generate revenue from the additional capacity. As a result of the operating leverage inherent in our business model, we believe incremental revenue from these expansions will increase operating cash flow. In addition, because most of our costs are fixed, once a market achieves positive cash flow from its operations, new revenues typically generate cash flow at higher operating margins.

While we expect our cash flow from operations will continue to increase, we expect our cash flow used in investing activities, primarily as a result of our expansion efforts, to be greater than our cash flows generated from operating activities for at least the next twelve months.

While we cannot provide any assurances, given our current cash position and cash needs, we believe that our cash generated from operating activities, existing cash balance, and available borrowings under the Credit Facility will be sufficient to meet our anticipated capital expenditures, debt service and working capital requirements for at least the next twelve months.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2009 was $41.4 million. This consisted primarily of a net income of $2.5 million and depreciation, amortization, and other non-cash charges of $43.0 million. Also affecting net cash provided by operating activities was an increase in assets of $1.6 million, primarily related to increases in accounts receivable, and an increase in liabilities of $2.5 million, primarily due to timing differences in end of period payables.

Net cash provided by operating activities for the nine months ended September 30, 2008 was $36.2 million. This was primarily attributable to a net income of $1.4 million and depreciation, amortization, and other non-cash charges of $31.5 million. Also affecting net cash provided by operating activities was an increase in assets of $3.5 million, and an increase in liabilities of $6.8 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2009 was $54.3 million compared to $117.6 million for the nine months ended September 30, 2008. Cash used in investing activities in the nine months ended September 30, 2009 was for capital expenditures associated with our expansion efforts, primarily in our New York Metro area. Cash used in investing activities in the nine months ended September 30, 2008 was primarily for capital expenditures associated with expansion efforts in several markets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2009 was $20.7 million compared to net cash provided by financing activities of $78.9 million for the nine months ended September 30, 2008. Cash provided from financing activities in the nine months ended September 30, 2009 was from the Delayed Draw Term Loan of our Credit Facility. Cash provided from financing activities in the nine months ended September 30, 2008 was primarily from the Term Loan of our Credit Facility.

Debt Obligations

As of September 30, 2009, we have $120.0 million in principal outstanding under the Term Loan, $22.5 million in principal outstanding under the Delayed Draw Term Loan, and a $1.4 million letter of credit outstanding under the Revolver.

Substantially all of the assets of the Company and its restricted subsidiaries are pledged as collateral for the Credit Facility, and the Credit Facility is guaranteed by the Company's restricted subsidiaries. All loans under the Credit Facility bear interest at a rate equal to: (a) 2.5% to 3.5% above the alternate base rate (which is equal to the greater of the administrative agent’s prime rate, 0.5% above the federal funds rate, and 3.0% per annum) or (b) 3.5% to 4.5% above the adjusted LIBOR rate (which is equal to the greater of the LIBOR rate for such interest period and 2.0% per annum), where in each case the applicable margin changes based on our consolidated total leverage ratio. The current rate of interest is 3.5% above the alternate base rate or 4.5% above the LIBOR rate. We also pay unused facility fees equal to 0.50% per annum on the unused portion of the Revolver and 1.0% per annum on the unused portion of the Additional Delayed Draw Term Loan.

Borrowings under the Revolver are available until September 26, 2013. Borrowings under the Additional Delayed Draw Term Loan are available until September 4, 2010. Repayments of principal under the Term Loan and the Delayed Draw Term Loan are due in scheduled quarterly installments, beginning March 31, 2010, with the final payment due and payable on March 27, 2014. All outstanding amounts under the Revolver will be due and payable on September 27, 2013. Quarterly payments of principal outstanding under the Additional Delayed Draw Term Loan, if any, will commence on March 31, 2011. Each of the quarterly payments through December 31, 2011 will be equal to 2.5% of the aggregate principal amount of the Additional

Delayed Draw Term Loan, with the percentage increasing to 5.0% for payments beginning March 31, 2012 through December 31, 2012, 10.0% for payments beginning March 31, 2013 through December 31, 2013, and 30.0% for the payment on March 27, 2014.

The Credit Facility requires compliance with certain financial covenant ratios including a consolidated total leverage ratio, a consolidated senior leverage ratio, an annualized consolidated interest coverage ratio, an annualized consolidated fixed charge coverage ratio and a maximum capital expenditure limit. The Credit Facility also limits capital expenditures. We were in compliance with all such financial covenants as of September 30, 2009. A 10% change in these financial covenant ratios would not change our compliance status.

The Credit Facility also requires that we comply with certain other covenants which, among other things, restrict our ability to incur additional debt, pay dividends and make other restricted payments, sell assets, enter into affiliate transactions and take other actions. We were in compliance with all such covenants as of September 30, 2009.

The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default, subject to customary cure rights, under the Credit Facility and, if not cured within any applicable cure period or waived by our lenders, could trigger acceleration of repayment and the exercise of remedies against the collateral and otherwise, thus adversely affecting the business.

Capital Lease Obligations

Obligations under capital leases at September 30, 2009 totaled $60.0 million

In March 2009, we executed a lease agreement for equipment. The lease agreement term is for five years and includes a bargain purchase option. The lease agreement commenced during the second and third quarters of 2009, at which time capital lease assets and obligations of $9.4 million was recorded. Payments under this lease agreement are $0.2 million monthly.

Contractual Obligations

The following table summarizes, as of September 30, 2009, our minimum payments for long-term debt and other obligations for the next five years and thereafter:

($ in Thousands)	Total	Remainder of 2009	2010 and 2011	2012 and 2013	Thereafter
Operating lease obligations	$339,919	$7,429	$59,664	$59,168	$213,658
Capital lease obligations	143,812	1,711	13,784	14,137	114,180
Long-term debt	142,500	—	42,750	85,500	14,250
Interest expense on long-term debt *	33,165	2,599	18,822	11,262	482
Power Purchase Agreements	4,235	850	3,177	208	—

Total contractual obligations **	$663,631	$12,589	$138,197	$170,275	$342,570

*	The interest expense forecast is based on an interest rate of 6.5% as of September 30, 2009. Interest expense was calculated by multiplying the outstanding balance by the interest rate for the given time period.
**	The contractual obligations table above does not include accruals for uncertain income tax liabilities of $0.2 million.

Off Balance Sheet Arrangements

As of December 31, 2008 and September 30, 2009 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off balance sheet arrangements.

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

Pending Merger with and into Equinix

Our ability to, among other things, make acquisitions, incur debt, make capital expenditures and expend funds outside of the ordinary course of business is limited by the Merger Agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued The FASB Accounting Standards Codification (the “Codification”). The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In May 2009, new accounting guidance was issued regarding subsequent events. This guidance establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. This guidance is effective for interim and annual periods ending after June 15, 2009.

In April 2009, new accounting guidance was issued regarding the estimation of fair value. This guidance provides additional information on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity, as well as additional information on circumstances which may indicate a transaction is not orderly. The guidance requires interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs. This guidance is effective prospectively for interim and annual reporting periods ending after June 15, 2009.

In April 2009, new accounting guidance was issued regarding interim disclosures about fair value. This guidance requires that disclosures provide quantitative and qualitative information on fair value estimates for all financial instruments not measured on the balance sheet at fair value, when practicable. This guidance is effective prospectively for interim reporting periods ending after June 15, 2009.

In March 2008, new accounting guidance was issued regarding disclosures about derivative instruments. This new guidance enhances disclosure about how and why a company uses derivatives; how derivative instruments are accounted for; and how derivatives affect a company’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

The adoption of new accounting guidance did not have a material effect on our consolidated financial statements.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are required by our credit agreements to manage the interest rate risk on our debt. A portion of the floating interest rate on the outstanding debt of $142.5 million is swapped to fixed rate through an interest rate swap derivative, thus minimizing interest rate risk.

Our existing interest rate swap was entered into on January 15, 2009, has a notional amount of $120.0 million, and a maturity date of February 2012. There was no up-front cost for this agreement. The fixed LIBOR rates associated with this swap are 1.71% from February 2009 through February 2010 and 4.99% from February 2010 through February 2012. If the three-month LIBOR rate is higher than these fixed rates for the given periods, we will receive cash payments for the difference between actual three-month LIBOR and the fixed rates for the given periods. If the three-month LIBOR rate is lower than these fixed rates for the given periods, we will pay the difference between actual three-month LIBOR and the fixed rates for the given periods.

As of September 30, 2009, the three-month LIBOR rate was 0.29%, which is lower than our contracted rates. A 10% change in the current LIBOR rate would not change our current net pay position.

Foreign Currency Risk

We have a data center located in Toronto, Canada. Revenue from this data center was 6.6% and 6.3% of total revenues for the three months and nine months ended September 30, 2009, respectively. We primarily receive payment for services provided at this data center, and primarily pay expenses related to it, in Canadian dollars, which mitigates our exposure to currency exchange rate risk. However, fluctuating foreign currency exchange rates have a direct impact on how our international results of operations translate into U.S. dollars. During the first three quarters of 2009, the U.S. dollar was generally weaker relative to the Canadian dollar. This change adversely impacted our results of operations as amounts in Canadian dollars generally translated into fewer U.S. dollars. We have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. dollar relative to the Canadian dollar would not have a significant effect on our financial position, results of operations, or cash flows. We do not maintain any derivative instruments to mitigate the exposure to translation and transaction risk. Our foreign exchange transaction gains and losses are included in our results of operations and were not material for all periods presented.

Fair Value Risk

We do not have material exposure to market risk with respect to investments as our investments consist primarily of highly liquid cash equivalent securities. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future.

Commodity Price Risk

Operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying electricity prices at some of our data centers. We monitor the cost of electricity at our data centers closely. In a limited number of our data centers, we enter into power purchase agreements to fix the price at which we acquire electricity.

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

As discussed above, we entered into the Merger Agreement with Equinix on October 21, 2009. No material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for our quarters ended March 31, 2009 and June 30, 2009 have occurred, except for the addition of the following risk factors relating to the Merger:

Failure to complete the Merger with Equinix could materially and adversely affect us.

The Merger is conditioned upon, among other things, the approval of our stockholders, the receipt of regulatory approvals and other closing conditions. There can be no assurance that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the Merger as currently contemplated under the Merger Agreement or at all. If the Merger is not consummated, we will not realize the potential benefits of the Merger, including any synergies that could result from our combining with Equinix and, under certain circumstances, we may have to pay a termination fee to Equinix in the amount of approximately $26.8 million.

Obtaining required approvals and satisfying closing conditions may delay or prevent completion of the Merger.

Completion of the Merger is conditioned upon the receipt of certain governmental authorizations, consents, orders and approvals, including the expiration or termination of the applicable waiting period, and any extension of the waiting period, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Although there is currently no contemplation that this will occur, these consents, orders and approvals may impose conditions on, or require divestitures relating to, the divisions, operations or assets of Equinix or us. To the extent required, these conditions or divestitures may jeopardize or delay completion of the Merger or may reduce the anticipated benefits of the Merger. Further, no assurance can be given that the required consents and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the consents and approvals.

The pending Merger may disrupt our normal business operations and the Merger Agreement imposes certain restrictions on our activities until the closing.

Our customers may seek to modify or terminate existing agreements, and prospective customers may delay entering into new agreements as a result of the announcement of the Merger. Our ability to attract new employees and retain our existing employees may be harmed by uncertainties associated with the Merger. In addition, the Merger Agreement limits certain of our activities that are considered as other than in the ordinary course of business, including capital expenditures, acquisitions and investments, the ability to incur additional indebtedness and the settlement of certain claims, among others.

The Merger Agreement restricts our ability to pursue alternatives to the Merger.

The Merger Agreement precludes us from, directly or indirectly soliciting, initiating, or knowingly encouraging the submission of any takeover proposal or participating in any discussions or negotiations regarding, or furnishing to any person any information in connection with, or otherwise cooperating in any way that could reasonably lead to, any third party takeover proposal. In connection with the termination of the Merger Agreement in certain circumstances involving a change in our board of directors' recommendation of the Merger to our stockholders, we will be required to pay Equinix a termination fee of $26.8 million. These restrictions could discourage a potential third-party acquirer from considering or proposing a transaction, or could reduce the price that a potential third-party acquirer would be willing to pay, because of the added cost of the termination fee.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Submission of Matters to the Vote of Security Holders

None

Item 5:	Other Information

None

Item 6:	Exhibits

Exhibit Number	Description of Document	Incorporated By Reference	Form Date	Filed Herein

2.1	Agreement and Plan of Merger dated October 21, 2009	8-K Exhibit 2.1	10/21/2009

2.2	Voting Agreement dated October 21, 2009	8-K Exhibit 2.2	10/21/2009

3.1	Amended Certificate of Incorporation	S-8 Exhibit 4.2	3/14/2007

3.2	Amended and Restated By-laws	S-8 Exhibit 4.3	3/14/2007

10.1	First Amendment, dated as of September 4, 2009, to the Fourth Amended and Restated Credit Agreement	8-K Exhibit 10.1	9/4/2009

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Switch & Data Facilities Company, Inc.

Date: November 2, 2009	By:	/S/ KEITH OLSEN
Keith Olsen
Chief Executive Officer

Date: November 2, 2009	By:	/S/ GEORGE POLLOCK, JR.
George Pollock, Jr.
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002