Form 10-Q
period 2010-03-31
Switch & Data Facilities Company, Inc.
filed 2010-04-30
CIK 1371011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares outstanding of the registrant’s Common Stock as of April 28, 2010 was 35,153,874

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	December 31, 2009	March 31, 2010
Assets
Current assets
Cash and cash equivalents	$28,528	$24,120
Accounts receivable, net of allowance for bad debts of $1,056 and $752, respectively	13,930	13,540
Prepaids and other assets	2,849	2,477

Total current assets	45,307	40,137
Property and equipment, net	297,312	308,266
Goodwill	36,023	36,023
Other intangible assets, net	15,274	14,443
Other long-term assets, net	6,464	6,312

Total assets	$400,380	$405,181

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$23,741	$24,515
Derivative liability	8,713	9,543
Current portion of unearned revenue	3,275	3,694
Current portion of deferred rent	336	343
Current portion of customer security deposits	577	492
Current portion of long-term debt	14,250	17,813
Current portion of capital lease obligations	1,934	1,967

Total current liabilities	52,826	58,367
Unearned revenue, less current portion	1,506	1,870
Deferred rent, less current portion	26,287	27,810
Customer security deposits, less current portion	319	385
Long-term debt, less current portion	128,250	121,125
Long-term portion of capital lease obligations	58,364	57,917

Total liabilities	267,552	267,474
Commitments and contingencies
Stockholders’ equity
Common stock, $0.0001 par value, 200,000 shares authorized; 34,737 and 34,965 shares issued and outstanding as of December 31, 2009 and March 31, 2010, respectively	3	3
Preferred stock, $0.0001 par value, 25,000 shares authorized; no shares issued	—	—
Additional paid-in capital	356,624	361,426
Accumulated deficit	(224,126)	(224,635)
Accumulated other comprehensive loss	327	913

Total stockholders’ equity	132,828	137,707

Total liabilities and stockholders’ equity	$400,380	$405,181

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	For the three months ended March 31,
	2009	2010
Revenues	$47,133	$56,695
Costs and operating expenses
Cost of revenues, exclusive of depreciation and amortization	24,293	27,299
Sales and marketing	5,224	5,924
General and administrative	4,682	5,004
Depreciation and amortization	10,046	11,117

Total costs and operating expenses	44,245	49,344

Operating income	2,888	7,351
Interest income	3	12
Interest expense	(4,358)	(5,004)
Other expense, net	(238)	(2,570)

Loss before income taxes	(1,705)	(211)
Provision for income taxes	(275)	(298)

Net loss	$(1,980)	$(509)

Loss per common share—basic and diluted	$(0.06)	$(0.01)
Weighted average common shares outstanding—basic and diluted	34,563	34,771

The accompanying notes are an integral part of these consolidated financial statements

SWITCH & DATA FACILITIES COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the three months ended March 31,
	2009	2010
Cash flows from operating activities:
Net loss	$(1,980)	$(509)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	9,144	10,236
Amortization of debt issuance costs	230	230
Amortization of other intangible assets	903	883
Stock compensation expense	1,365	1,878
Provision for bad debts, net of recoveries	223	876
Deferred rent	2,270	1,459
Change in fair value of derivative	739	830
Gain on disposal of fixed assets	(5)	(1)
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	673	(449)
Decrease in prepaids and other assets	844	374
Increase in other long-term assets	(275)	(79)
Decrease in accounts payable, accrued expenses, and other liabilities	(4,904)	(2,588)
Increase (decrease) in unearned revenue	(263)	750

Net cash provided by operating activities	8,964	13,890

Cash flows from investing activities:
Purchase of property and equipment	(23,734)	(17,216)

Net cash used in investing activities	(23,734)	(17,216)

Cash flows from financing activities:
Principal payments under long-term debt	—	(3,562)
Principal payments under capital lease	—	(471)
Proceeds from exercise of stock options	—	2,925
Proceeds from long-term debt	22,500	—

Net cash provided by (used in) financing activities	22,500	(1,108)

Net increase (decrease) in cash and cash equivalents	7,730	(4,434)
Effect of exchange rate changes on cash	(15)	26
Cash and cash equivalents:
Beginning of the period	14,706	28,528

End of the period	$22,421	$24,120

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,482	$4,487
Cash paid for taxes	$215	$894
Supplemental schedule of non-cash investing and financing activities:
Purchased property and equipment in accounts payable and accrued expenses	$10,583	$9,780

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

Subject to the terms and conditions of the Merger Agreement, at the effective time of and as a result of the Merger, each of the Company’s outstanding shares of common stock (other than dissenting shares and shares held by the Company as treasury stock or owned by Equinix) will be converted into merger consideration that will consist of 0.19409 shares of Equinix’s common stock, $19.06 in cash or a combination of shares of Equinix’s common stock and cash. Under the Merger Agreement, the Company’s stockholders had the opportunity to elect whether they would prefer to receive 0.19409 shares of Equinix’s common stock or $19.06 in cash for each share of the Company’s common stock that they hold.

The Merger Agreement further provides that the overall consideration to be paid by Equinix in the Merger will consist 80% of Equinix common stock and 20% of cash. At the effective time of and as a result of the Merger, each of the Company’s outstanding shares of common stock will be canceled and extinguished.

The Company’s stockholders voted on January 29, 2010 to approve the Merger. On April 23, 2010, Equinix received notification from the United States Department of Justice (the “DOJ”) that the DOJ has closed its investigation with respect to the proposed acquisition of the Company by Equinix and also received notification from the Federal Trade Commission that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has been terminated. Equinix and the Company expect the Merger to close on April 30, 2010, subject to the satisfaction or waiver of the other closing conditions set forth in the Merger Agreement.

Additional information regarding the Merger is provided in the Current Report on Form 8-K that was filed with the SEC on October 22, 2009, as well as subsequent SEC filings.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to fairly state the financial position and the results of operations for the interim periods presented. The financial statements have been prepared in accordance with the regulations of the SEC, but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 22, 2010. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

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

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Fair Value

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

	Fair value measurement at December 31, 2009 using:		Fair value measurement at March 31, 2010 using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Cash and cash equivalents	$28,528	$—	$24,120	$—
Derivative liability	$—	$8,713	$—	$9,543

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

Stock-Based Compensation

As of March 31, 2010, there was $7,780 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s stock-based compensation plans. These costs are to be recognized ratably over a weighted average period of less than four years. The Company recorded $1,778 of compensation expense for the three months ended March 31, 2010.

The Company recognized compensation expense for restricted stock of $100 for the three months ended March 31, 2010. The Company did not grant restricted stock prior to 2009.

The Company did not grant any equity awards during the three months ended March 31, 2010.

Comprehensive Income (loss)

The components of comprehensive income (loss) are as follows:

	For the three months ended March 31,
	2009	2010
Net loss	$(1,980)	$(509)
Currency translation adjustments	(373)	586

Comprehensive income (loss)	$(2,353)	$77

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

Recent Accounting Pronouncements

In January 2010, the FASB issued an accounting standard update regarding fair value measurements and disclosures. The new guidance requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The updated guidance also clarifies existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the new guidance during the first quarter of 2010.

In February 2010, the FASB issued an accounting standard update regarding subsequent events. The new guidance reiterates that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The updated guidance was effective upon issuance. The Company adopted the new guidance during the first quarter of 2010.

The adoption of new accounting guidance did not have a material effect on the Company’s consolidated financial statements.

3. Property and Equipment, Net

The Company capitalized costs of $20,317 during the three months ended March 31, 2010, primarily associated with constructing a new data center.

4. Goodwill and Other Long-Term Assets, Net

Included in other long-term assets, net, on the Consolidated Balance Sheets are debt issuance costs, net, of $4,032 and $3,802 as of December 31, 2009 and March 31, 2009, respectively.

5. Financing Obligations

Long-Term Debt

The Company’s long-term debt consisted of the following:

	December 31, 2009	March 31, 2010
Credit Facility - Total cost of outstanding debt was 6.2% at March 31, 2010	$142,500	$138,938
Less current portion	(14,250)	(17,813)

Long-term debt	$128,250	$121,125

Accrued interest included in accounts payable and accrued expenses related to long-term debt in the Consolidated Balance Sheets is $719 and $374 at December 31, 2009 and March 31, 2010, respectively.

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

As of March 31, 2010, no borrowings have occurred under the Revolver or the Additional Delayed Draw Term Loan. A $1,390 letter of credit has been issued under the Revolver as a security deposit.

The proceeds of the Credit Facility not used to refinance the $38,189 of term debt must be used for working capital, general corporate purposes, and for capital expenditures of the Company.

Substantially all of the assets of the Company and its restricted subsidiaries are pledged as collateral under the Credit Facility. Interest under the Term Loan, the Revolver, the Delayed Draw Term Loan and the Additional Delayed Draw Term Loan is paid at a rate equal to: (i) 2.5% to 3.5% above the alternate base rate (which is equal to the greater of the administrative agent’s prime rate, 0.5% above the federal funds rate, and 3.0% per annum) or (ii) 3.5% to 4.5% above the adjusted LIBOR rate (which is equal to the greater of the LIBOR rate for such interest period and 2.0% per annum); where in each case the applicable margin changes based on the Company’s consolidated total leverage ratio. The current rate of interest is 3.0% above the alternate base rate or 4.0% above the LIBOR rate. The Company also pays unused facility fees equal to 0.5% per annum on the unused portion of the Revolver and 1.0% on the Additional Delayed Draw Term Loan.

The Credit Facility requires compliance with various financial covenant ratios, including a consolidated total leverage ratio, a consolidated senior leverage ratio, an annualized consolidated interest coverage ratio, an annualized consolidated fixed charge coverage ratio, and a maximum capital expenditure limit.

The Credit Facility requires that the Company comply with certain other covenants which, among other things, restrict the Company’s ability to incur additional debt, pay dividends and make other restricted payments, sell assets, enter into affiliate transactions and take other actions. The breach of any of these covenants could result in a default and, if not cured within any applicable cure period or waived by the lenders, could trigger acceleration of repayment and the exercise of remedies against the collateral and otherwise. The Company was in compliance with all covenants as of March 31, 2010.

Borrowings under the Revolver are available until September 26, 2013. Borrowings under the Additional Delayed Draw Term Loan are available until September 4, 2010. Repayments of principal under the Term Loan and the Delayed Draw Term Loan are due in scheduled quarterly installments, with the final payment due and payable on March 27, 2014. Quarterly payments of principal outstanding under the Additional Delayed Draw Term Loan, if any, will commence on March 31, 2011.

As of March 31, 2010, scheduled maturities of the Term Loan for the next five years are as follows:

Year	Amount
2010	$10,688
2011	28,500
2012	28,500
2013	57,000
2014	14,250

Total	$138,938

At December 31, 2009 and March 31, 2010, the fair value of the Company’s debt was estimated at $142,500 and $138,938, respectively, which approximates the carrying value.

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Capital Lease Obligations

During 2009, the Company recorded capital leases totaling $10,001 for data center equipment. Monthly payments under these capital leases commenced in July 2009 and will be made through March 2014, at a weighted average effective interest rate of 7.0% per annum.

As of March 31, 2010, total capital lease obligations were $59,884. As of March 31, 2010, future minimum capital lease payments for the next five years and thereafter are as follows:

Year	Amount
Remainder of 2010	$5,279
2011	7,084
2012	7,138
2013	7,330
2014	5,605
Thereafter	108,589

Total future minimum capital lease payments	141,025
Less: Interest component of capital lease payments	(81,141)

Present value of minimum capital lease payments	59,884
Less: Current portion of capital lease obligations	(1,967)

Long-term capital lease obligations	$57,917

Accrued interest included in accounts payable and accrued expenses related to capital lease obligations in the Consolidated Balance Sheets is $394 at December 31, 2009 and March 31, 2010, respectively.

Interest Rate Derivatives

The Credit Facility requires the Company to fix its floating interest rate on no less than 50% of the principal of the Credit Facility. The Company utilizes interest rate swap agreements to manage its exposure to fluctuations in interest rates. These agreements are recorded at fair value, and the changes in fair value are included in interest expense. The Company does not elect hedge accounting on any of these agreements. The fair value of these agreements is reflected in a separate line item on the Consolidated Balance Sheets. Changes in the fair value of these agreements are included in Interest Expense on the Consolidated Statements of Operations and detailed further in this discussion.

In January 2009, the Company entered into an interest rate swap agreement with a notional value of $120,000. There was no up-front cost for this agreement. The agreement states that the Company pays 1.71% from February 2009 through February 2010 and 4.99% from February 2010 through February 2012. The counterparty either pays to the Company or receives from the Company the difference between the actual LIBOR rate and the contracted rates for the given periods.

The fair value of the interest rate derivative represents the estimated receipts or payments that would be made to terminate the agreement prior to expiration. As of December 31, 2009 and March 31, 2010, the Company recorded interest rate derivative liabilities to the balance sheet of approximately $8,713 and $9,543, respectively. The changes in fair value of $739 and $830 are recorded as increases in interest expense in the Consolidated Statements of Operations for the three months ended March 31, 2009 and 2010, respectively.

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

6. Loss Per Common Share

The following table sets forth the detail for the computation of basic and diluted loss per common share attributable to common stockholders.

	For the three months ended March 31,
	2009	2010
Numerator:
Net loss	$(1,980)	$(509)
Denominator:
Weighted average common shares outstanding - basic	34,563	34,771
Plus: dilutive effect of stock options	—	—
Plus: dilutive effect of performance-based restricted shares	—	—

Weighted average common shares outstanding - diluted	34,563	34,771

Net loss per common share - basic and diluted	$(0.06)	$(0.01)

The following table sets forth the potential common shares not included in the diluted net loss per common share calculation because these shares are anti-dilutive:

	For the three months ended March 31,
	2009	2010
Common stock options	2,681	2,825
Performance-based restricted stock	205	205

7. Income Taxes

For the three months ended March 31, 2010, the Company recorded income tax expense of $298, on a loss before income taxes of $211. Comparatively, for the three months ended March 31, 2009, the Company recorded income tax expense of $275, on a loss before income taxes of $1,705.

The tax provision for the three months ended March 31, 2010 was calculated by estimating the U.S. and Canadian effective income tax rates expected to be applicable for the full year ended December 31, 2010.

The Company has federal net operating loss (“NOL”) carryforwards of approximately $110,909 at December 31, 2009 available to reduce future federal income taxes.

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

The Company has approximately $163 and $165 of total unrecognized tax benefits related to uncertain tax positions as of December 31, 2009 and March 31, 2010. The final outcome of these uncertain tax positions is not yet determinable.

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

8. Stock Based Compensation

Stock Options

The following table summarizes common stock option activity for the three months ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2009	3,086	$10.85
Options granted	—	$—
Options exercised	(232)	$12.62
Options forfeited or cancelled	(29)	$11.16

Outstanding as of March 31, 2010	2,825	$10.70

The following table summarizes nonvested stock option activity for the three months ended March 31, 2010:

	Nonvested Common Stock Options	Weighted Average Grant Date Fair Value Per Option
Nonvested at December 31, 2009	1,774	$8.76
Options granted	—	$—
Options vested	(566)	$9.75
Options forfeited	(29)	$8.31

Nonvested at March 31, 2010	1,179	$8.30

The following table summarizes information about common stock options outstanding as of March 31, 2010:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life
$ 0.00 - $4.00	577	3.98
$ 4.01 - $8.00	516	8.91
$ 8.01 - $12.00	684	7.96
$ 12.01 - $16.00	48	8.98
$ 16.01 - $20.00	1,000	6.96

Total options outstanding	2,825	6.98

Total options exerciseable	1,646	6.98

The aggregate intrinsic value of options outstanding as of March 31, 2010 was $20,025. The aggregate intrinsic value of options exercisable as of March 31, 2010 was $12,214.

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Restricted Stock

The following table summarizes the changes in restricted stock awards for the three months ended March 31, 2010:

	Performance Based Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Performance-based restricted stock at December 31, 2009	205	$5.84
Shares granted	—	$—
Shares vested	—	$—
Shares forfeited	—	$—

Performance-based restricted stock at March 31, 2010	205	$5.84

The aggregate intrinsic value of restricted stock outstanding as of March 31, 2010 was $3,641.

9. Commitments and Contingencies

Operating Lease Payments

The Company and its subsidiaries are engaged in the operation of data centers, most of which are held under non-cancelable operating leases expiring at various dates through 2025. Certain of these non-cancelable operating leases provide for renewal options.

As of March 31, 2010 minimum future lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows:

Year	Amount
Remainder of 2010	$24,583
2011	32,243
2012	32,076
2013	32,799
2014	30,806
Thereafter	195,138

Total minimum lease payments	$347,645

Power Purchase Agreements

The Company has commitments to purchase power in six of its U.S. markets through December 2012. Such agreements are entered into on a normal purchase, normal sale basis. As of March 31, 2010, future payments under such agreements are estimated to be $1,494, $598, and $161 for the remainder of 2010, 2011, and 2012, respectively.

Legal Proceedings

On October 27, 2009, a purported stockholder class action lawsuit was filed in the Delaware Chancery Court against the Company, members of the Company’s board of directors, Merger Sub and Equinix. The lawsuit, Gibbs v. Switch & Data Facilities Company, Inc., et al. (Case No. 5027-VCS), alleged that the members of the Company’s board of directors breached their fiduciary duties to the Company’s stockholders in connection with the Merger by, among other things, entering into the

SWITCH & DATA FACILITIES COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Merger Agreement without first taking steps to obtain adequate, fair and maximum consideration for stockholders, by structuring the transaction to benefit themselves and by including provisions intended to dissuade other potential suitors from making competing offers. The complaint also alleged that the Company and Equinix aided and abetted those supposed breaches of duty. The complaint sought various forms of relief, including but not limited to an injunction prohibiting the consummation of the Merger.

On October 30, 2009, a second purported stockholder class action lawsuit, Jiannaras v. Switch & Data Facilities Company, Inc., et al. (Case No. 09-CA-027950), was filed against the same defendants in a Hillsborough County, Florida state court. The complaint alleges that the members of the Company’s board of directors breached their fiduciary duties to the Company’s stockholders by, among other things, failing to take steps to maximize the Company’s value to its public stockholders, failing to value properly the Company, failing to protect against the directors’ conflicts of interest, and failing to disclose all material information to allow a fully informed vote by the stockholders. Specifically, plaintiffs contended that the defendants timed the Merger to take advantage of the recent downturn in the Company’s share price to sell the Company at an illusory premium that did not reflect its financial performance, thereby depriving the Company’s stockholders of the true value of their shares and allowing defendants to reap disproportionate benefits to themselves instead of maximizing stockholder value. Plaintiffs further asserted that the Company and Equinix aided and abetted the alleged breaches of duty by the Company’s directors. The complaint sought various relief, including but not limited to an injunction prohibiting the consummation of the Merger.

On December 7, 2009, a third purported stockholder class action lawsuit, Broadbased Equities v. Keith Olsen, et al. (Case No. 8:09-CV-02473), was filed against the same defendants (other than Merger Sub, which was not named) in the United States District Court for the Middle District of Florida. The complaint alleged that the defendants have provided materially incomplete information to the Company’s stockholders in the Proxy Statement, that the Company’s Chief Executive Officer and President sought to advance his own interests at the expense of the Company’s stockholders in connection with the Merger, and that the Company’s directors breached their fiduciary duties in connection with the Merger, including by agreeing to provisions in the Merger Agreement intended to dissuade other potential suitors from making competing offers. The complaint also alleged that Equinix aided and abetted those supposed breaches of duty. The complaint sought various forms of relief, including but not limited to an injunction prohibiting the consummation of the Merger.

On January 19, 2010, counsel for parties in all three lawsuits entered into a memorandum of understanding in which they agreed upon the terms of a settlement of all lawsuits. In connection with this settlement, the three lawsuits and all claims asserted therein will be dismissed with prejudice, including the claims brought against the Company and its directors. The parties have sought approval of the settlement in the Florida state court. The parties have stayed the actions pending in the Delaware Chancery Court and the United States District Court for the Middle District of Florida. The proposed settlement is conditional upon, among other things, consummation of the Merger and final approval of the proposed settlement by the Florida state court. The proposed settlement contemplates that plaintiffs’ counsel will apply to the Florida state court for an award of attorneys’ fees and costs in an aggregate amount of $900, and that the defendants will not oppose or undermine this application. These attorneys’ fees and costs will not be deducted from the Merger consideration. Both the Company and Equinix will share in the payment of such settlement. As of December 31, 2009, the Company accrued $630, its portion of the settlement and recorded $380 as an insurance receivable.

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

Taxes

The Company is examined in the normal course of business by various state and local taxing authorities regarding various tax matters. As of March 31, 2010 the Company is not under examination by any taxing authority related to non-income tax matters. The Company has accrued $133 as of March 31, 2010 in anticipation of future examinations.

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

The Company’s geographic revenues are as follows:

	For the three months ended March 31,
	2009	2010
Revenues
United States	$44,396	$51,908
Canada	2,737	4,787

	$47,133	$56,695

The Company’s long-lived assets are located in the following geographic regions:

	December 31, 2009	March 31, 2010
Long-lived assets
United States	$278,088	$288,839
Canada	19,224	19,427

	$297,312	$308,266

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect”, or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new data centers, growth, the capabilities and capacities of business operations, any financial or other guidance, and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance, or achievements to be different from any future results, performance, or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	our pending merger with and into a wholly-owned subsidiary of Equinix, Inc. (“Equinix”);

•	business conditions and growth or declines in our industry, our customers’ industries and the general economy;

•	variability of operating results;

•	our ability to complete capital expenditure projects on time and on budget;

•	the availability and cost of sufficient electrical power and cooling capacity;

•	the non-renewal of any of our data center leases;

•	the variability of customer requirements;

•	other economic, business, and competitive factors affecting our customers, our industry and business generally;

•	seasonality; and

•	other factors that we may not have currently identified or quantified.

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

This MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes in Part I, Item 1, “Financial Statements.” This MD&A should also be read in conjunction with the MD&A included in our 2009 Annual Report on Form 10-K.

OVERVIEW

Pending Merger with and into a Wholly-Owned Subsidiary of Equinix

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

Our stockholders voted on January 29, 2010 to approve the Merger. On April 23, 2010, Equinix received notification from the United States Department of Justice (the “DOJ”) that the DOJ has closed its investigation with respect to the proposed acquisition of the Company by Equinix and also received notification from the Federal Trade Commission that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has been terminated. Equinix and the Company expect the Merger to close on April 30, 2010, subject to the satisfaction or waiver of the other closing conditions set forth in the Merger Agreement.

Additional information regarding the Merger is provided in the Current Report on Form 8-K that we filed with the SEC on October 22, 2009.

Operations

We are a premier provider of network-neutral data centers that house, power, and interconnect the Internet. Leading content companies, enterprises, and communications service providers rely on us to connect to customers and exchange network traffic. Our colocation services provide space and power for customers’ networking and computing equipment allowing those customers to avoid the costs of building and maintaining their own data centers. As a network-neutral provider, we do not own or operate our own network, and, as a result, our interconnection services enable our customers to exchange network traffic through direct connections with each other or through peering connections with multiple parties. We provide our services in 34 data centers, which is the broadest network-neutral footprint in North America. Our footprint includes our data center in Palo

Alto, one of the first commercial Internet exchanges in the world. Our high network densities, as demonstrated by approximately 22,400 cross connects between our customers, create a network effect, which provides an incentive for our existing customers to remain within our data centers and is a differentiating factor in attracting new customers.

The highlights of our financial and operational results for the three months ended March 31, 2010 were as follows:

•	Revenues increased to $56.7 million from $47.1 million in the same period of 2009.

•	Cabinet equivalents billed increased 13.4% and cross connects increased by 4.1% over the same period of 2009.

•	Existing customers accounted for 85% of new sales.

•	Over 43% of new sales were in our new or expanded data centers.

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

As a result of this growth in customer demand and our reputation for service quality, sales to both new and existing customers have continued to grow in our data centers. Our sales to new and existing customers reflects both a high level of demand for our service offerings from new and existing customers and a high level of customer satisfaction from our existing customers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, management evaluates its estimates and judgments. Critical accounting policies for the Company are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in our 2009 Annual Report on Form 10-K.

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

Utilization rate. The utilization rate represents the percentage of our data center space that has been sold to customers. The utilization rate increases with sales to customers and decreases when new data center capacity is added or when customers exit. The utilization rate is calculated as a percentage, the numerator of which is equal to the total space licensed to our customers and the denominator of which is equal to the total licensable space taking into account existing power and cooling. We expect our utilization rate to increase as new and existing customers grow in our data centers.

Percentage of incremental sales to existing customers. This percentage is a measure of sales to existing customers. Over the past few years, approximately 80% of all new sales have been from existing customers. We believe this percentage is a testament to our customers’ satisfaction with our quality of service and product offerings.

Churn as a percentage of recurring revenues. Churn represents lost revenues during a given period. Our business is based on a recurring revenue model, so lost revenues in a period affect future periods. From March 31, 2009 to March 31, 2010, churn has ranged between 1.1% to 1.4% of monthly recurring revenue.

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

The following tables present a summary of these metrics for the periods indicated:

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010
Number of cross connects	21,504	21,705	22,085	22,277	22,386
Cabinet equivalents billed	7,864	7,982	8,110	8,588	8,920
Utilization rate	60.4%	61.2%	57.7%	61.3%	63.7%

	For the three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010
Percentage of incremental sales to existing customers	78%	84%	73%	92%	85%
Churn as a percentage of recurring revenues	1.3%	1.3%	1.1%	1.4%	1.2%
New Sales (in Thousands):
Recurring revenue	$1,297	$1,382	$1,269	$1,640	$1,488
Non-recurring revenue	1,825	3,321	4,165	2,339	2,969

New Sales	$3,122	$4,703	$5,434	$3,979	$4,457

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

Power. We provide conditioned power on a coterminous basis with space, for a recurring monthly fee under both arrangements. We provide both alternating current and direct current power circuits. Our customers pay for power on a per amp basis, typically in 20 to 30 amp increments.

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

The following table presents our revenues and percentage of revenues for the periods presented:

	For the three months ended March 31,
($ in Thousands)	2009		2010
Revenues
Colocation	$30,228	64%	$37,143	66%
Interconnection	14,629	31%	16,648	29%

Recurring Total	$44,857	95%	$53,791	95%
Non-recurring	2,276	5%	2,904	5%

Total	$47,133	100%	$56,695	100%

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

General and Administrative. General and administrative expenses include personnel related costs as well as travel, rent, insurance, legal, accounting, and consulting expenses. Personnel related expenses include wages, benefits and bonuses for our executive management as well as for our accounting, legal, data center design and construction, information technology, and human resources employees. We expect general and administrative expenses to increase in absolute dollars as we incur additional costs to support the growth of the Company, including higher personnel, legal, insurance, and financial reporting expenses, but we expect general and administrative expenses to decrease as a percentage of revenues.

Depreciation and Amortization. Depreciation expense includes depreciation of our leasehold improvements, generators, uninterruptible power systems, direct current power plants, heating, ventilation and air-conditioning equipment, furniture and fixtures. Amortization expense is composed of the amortization of our customer based intangible assets related to our acquisitions and debt issuance costs.

Other Expense, Net

Other Expense, Net. Other expenses primarily include non-income based taxes and related interest and penalties.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2010

The following is a more detailed discussion of our financial condition and results of operations for the periods presented. The quarter-to-quarter comparison of financial results is not necessarily indicative of future results.

Revenues

	For the three months ended March 31,		$ Change	% Change
($ in Thousands)	2009	2010
Revenues	$47,133	$56,695	$9,562	20%

Revenues increased 20% for the three months ended March 31, 2010 over the same period in 2009. Approximately 43% of new sales in the three months ended March 31, 2010 were in our new or expanded data centers. Recurring revenue increased by $8.9 million. The recurring revenue increase consisted of colocation and interconnection revenue of $6.9 million and $2.0 million, respectively. Cabinet equivalents billed were 8,920 at March 31, 2010, which is a 13% increase over the March 31, 2009 cabinet equivalents billed of 7,864. The number of cross connects was 22,386 at March 31, 2010, which is a 4% increase over March 31, 2009 cross connects of 21,504. Sales to existing customers were 85% of sales during the three months ended March 31, 2010. Non-recurring revenue was $2.9 million for the three months ended March 31, 2010 as compared to $2.3 million for the three months ended March 31, 2009.

Cost of Revenues, Exclusive of Depreciation and Amortization

	For the three months ended March 31,		$ Change	% Change
($ in Thousands)	2009	2010
Cost of revenues, exclusive of depreciation and amortization	$24,293	$27,299	$3,006	12%
As a percent of revenue	52%	48%

Cost of revenues, exclusive of depreciation and amortization, increased primarily due to utilities, bad debt expense, rent, and personnel related expenses. Utilities increased by $0.8 million, primarily due to additional usage by customers in our New York Metro area data centers. Bad debt expense increased by $0.7 million, due to write-offs of uncollectable receivables. Rent expense increased by $0.5 million primarily due to expanded and renewed leases in Toronto and Atlanta. Personnel related expenses increased by $0.5 million, primarily related to the hiring of additional personnel in our new and expanded data centers. Cost of revenues included non-cash stock compensation expense of $0.4 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively. We expect our cost of revenues will increase in absolute dollars as we continue our growth and expansion plan.

Sales and Marketing

	For the three months ended March 31,		$ Change	% Change
($ in Thousands)	2009	2010
Sales and marketing	$5,224	$5,924	$700	13%
As a percent of revenue	11%	10%

Sales and marketing expenses increased by $0.7 million. The increase was primarily due to increases in personnel related expenses commensurate with additional employees. Sales and marketing expenses included non-cash stock compensation expense of $0.7 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively. We expect sales and marketing expenses will continue to decrease as a percentage of revenues as we expect revenues to increase at a higher rate than our sales and marketing expenses.

General and Administrative

	For the three months ended March 31,		$ Change	% Change
($ in Thousands)	2009	2010
General and administrative	$4,682	$5,004	$322	7%
As a percent of revenue	10%	9%

General and administrative expenses increased by $0.3 million. The increase was primarily due to increases in personnel related expenses of $0.3 million. General and administrative expenses included non-cash stock compensation expenses of $0.8 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively. We expect general and administrative expenses to continue to decrease as a percentage of revenues because we expect revenues to increase at a higher rate than our general and administrative expenses.

Depreciation and Amortization

	For the three months ended March 31,		$ Change	% Change
($ in Thousands)	2009	2010
Depreciation and amortization	$10,046	$11,117	$1,071	11%
As a percent of revenue	21%	20%

Depreciation and amortization expenses increased by $1.1 million. The increase was primarily related to the expansion of our data centers in the New York Metro area, which resulted in an increase in depreciable assets. We expect depreciation and amortization to continue to increase as we make capital investments in new and existing data centers.

Operating Income

	For the three months ended March 31,		$ Change	% Change
($ in Thousands)	2009	2010
Operating income	$2,888	$7,351	$4,463	155%
As a percent of revenue	6%	13%

Operating income increased by $4.5 million. The increase was primarily related to increased revenues of $9.6 million. The increase in revenues was partially offset by an increase in expenses of $5.1 million, including $3.0 million, $1.1 million, $0.7 million, and $0.3 million for cost of revenues, depreciation and amortization, sales and marketing, and general and administrative, respectively.

Interest Expense

	For the three months ended March 31,		$ Change	% Change
($ in Thousands)	2009	2010
Interest expense	$(4,358)	$(5,004)	$(646)	15%

Interest expense increased by $0.6 million. The increase in interest expense is primarily due to a decrease in the fair market value of our interest rate swap. We convert a portion of our outstanding debt to fixed interest rates through the use of interest rate swaps. These instruments are marked to fair value at the end of each quarter, with the non-cash gains and losses treated as decreases or increases to interest expense. The decrease in fair value of our swap resulted in an increase in interest expense of $0.8 million for the three months ended March 31, 2010, as a result of a decline in LIBOR rates.

Other Expense, Net

	For the three months ended March 31,		$ Change	% Change
($ in Thousands)	2009	2010
Other expense, net	$(238)	$(2,570)	$(2,332)	980%

Other expense, net increased to $2.3 million. The increase is primarily related to costs associated with the Merger, including but not limited to legal and travel costs.

Net Loss

	For the three months ended March 31,		$ Change	% Change
($ in Thousands)	2009	2010
Net loss	$(1,980)	$(509)	$1,471	(74%)

Net loss improved by $1.5 million. Net loss was $0.5 million for the three months ended March 31, 2010, compared to a $2.0 million net loss for the three months ended March 31, 2009. The net income increase is attributable to the factors previously described in this “Results of Operations” section.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	For the three months ended March 31,
($ in Thousands)	2009	2010
Cash provided by (used in):
Operating activities	$8,964	$13,890
Investing activities	(23,734)	(17,216)
Financing activities	22,500	(1,108)

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

As of March 31, 2010, no borrowings have occurred under the Revolver or the Additional Delayed Draw Term Loan. A $1.4 million letter of credit has been issued under the Revolver as a security deposit.

For the three months ended March 31, 2010, our capital expenditures were $17.2 million. Our capital expenditures are expected to total approximately $97.0 million in 2010. Such expenditures are expected to be funded from cash flows from operations, our cash on hand, and our Additional Delayed Draw Term Loan. We do not expect to access funds under our Revolver in 2010. Our 2010 capital expenditures will include the completion of our expansion in Atlanta. These investments will increase product availability, which we believe will enable us to increase revenue and potentially reduce our accumulated deficit. We typically incur lease, utility, and personnel related expenses prior to being able to accept customers for, and generate revenue from the additional capacity. As a result of the operating leverage inherent in our business model, we believe incremental revenue from these expansions will increase operating cash flow. In addition, because most of our costs are fixed, once a market achieves positive cash flow from its operations, new revenues typically generate cash flow at higher operating margins. While we expect our cash flow from operations will continue to increase, we expect our cash flow used in investing activities, primarily as a result of our expansion efforts, to be greater than our cash flows generated from operating activities for at least the next twelve months.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2010 was $13.9 million. This consisted primarily of a net loss of $0.5 million and depreciation, amortization, and other non-cash charges of $16.4 million. Also affecting net cash provided by operating activities was an increase in assets of $0.2 million, primarily related to increases in accounts receivable, and a decrease in liabilities of $1.8 million, primarily due to timing differences in end of period payables.

Net cash provided by operating activities for the three months ended March 31, 2009 was $9.0 million. This was primarily attributable to a net loss of $2.0 million and depreciation, amortization, and other non-cash charges of $14.9 million. Also affecting net cash provided by operating activities was a decrease in assets of $1.2 million, and a decrease in liabilities of $5.2 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2010 was $17.2 million compared to $23.7 million for the three months ended March 31, 2009. Cash used in investing activities in the three months ended March 31, 2010 was for capital expenditures associated with our expansion efforts, primarily in Atlanta. Cash used in investing activities in the three months ended March 31, 2009 was primarily for capital expenditures associated with expansion efforts in the New York Metro area.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the three months ended March 31, 2010 was $1.1 million compared to net cash provided by financing activities of $22.5 million for the three months ended March 31, 2009. Cash used by financing activities in the three months ended March 31, 2010 was related to long-term debt payments, which were partially offset by cash received from stock option exercises. Cash provided from financing activities in the three months ended March 31, 2009 was primarily from the Delayed Draw Term Loan of our Credit Facility.

Debt Obligations

As of March 31, 2010, we have $138.9 million in principal outstanding under the Term Loan and Delayed Draw Term Loan, and a $1.4 million letter of credit outstanding under the Revolver.

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

The Credit Facility requires compliance with certain financial covenant ratios including a consolidated total leverage ratio, a consolidated senior leverage ratio, an annualized consolidated interest coverage ratio, and an annualized consolidated fixed charge coverage ratio. The Credit Facility also limits capital expenditures. We were in compliance with all such financial covenants as of March 31, 2010. A 10% change in the financial covenant ratios would not change our compliance status.

The Credit Facility also requires that we comply with certain other covenants which, among other things, restrict our ability to incur additional debt, pay dividends and make other restricted payments, sell assets, enter into affiliate transactions and take other actions. We were in compliance with all such covenants as of March 31, 2010.

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

Capital Lease Obligations

Obligations under capital leases at March 31, 2010 totaled $59.9 million.

Contractual Obligations

The following table summarizes, as of March 31, 2010, our minimum payments for long-term debt and other obligations for the next five years and thereafter:

($ in Thousands)	Total	Remainder of 2010	2011 and 2012	2013 and 2014	Thereafter
Operating lease obligations	$347,645	$24,583	$64,319	$63,605	$195,138
Capital lease obligations *	141,025	5,279	14,222	12,935	108,588
Long-term debt	138,938	10,688	57,000	71,250	—
Interest expense on long-term debt **	27,942	7,444	15,681	4,817	—
Power Purchase Agreements	2,253	1,494	759	—	—

Total contractual obligations ***	$657,802	$49,488	$151,981	$152,607	$303,726

*	Minimum payments for capital lease obligations includes imputed interest included in the capital lease accounting.
**	The interest expense forecast is based on the greater of the LIBOR rate or 6.5% as of March 31, 2010. Interest expense was calculated by multiplying the outstanding balance by the interest rate for the given time period.
***	The contractual obligations table above does not include accruals for uncertain income tax liabilities of $0.2 million, due to their uncertain nature and timing.

Off Balance Sheet Arrangements

As of December 31, 2009 and March 31, 2010 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off balance sheet arrangements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued an accounting standard update regarding fair value measurements and disclosures. The new guidance requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The updated guidance also clarifies existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. We adopted the new guidance during the first quarter of 2010.

In February 2010, the FASB issued an accounting standard update regarding subsequent events. The new guidance reiterates that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The updated guidance was effective upon issuance. We adopted the new guidance during the first quarter of 2010.

The adoption of new accounting guidance did not have a material effect on our consolidated financial statements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are required by our credit agreements to manage the interest rate risk on our debt. A portion of the floating interest rate on the outstanding debt of $138.9 million is swapped to fixed rate through an interest rate swap derivative, thus minimizing interest rate risk.

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

As of March 31, 2010, the three-month LIBOR rate was 0.29%, which is lower than our contracted rates. A 10% change in the current LIBOR rate would not change our current net pay position.

Foreign Currency Risk

We have a data center located in Toronto, Canada. Revenue from this data center was 8.4% of total revenues for the three months ended March 31, 2010. We primarily receive payment for services provided at this data center, and primarily pay expenses related to it, in Canadian dollars, which mitigates our exposure to currency exchange rate risk. However, fluctuating foreign currency exchange rates have a direct impact on how our international results of operations translate into U.S. dollars. During the first quarters of 2009 and 2010, the U.S. dollar was generally stronger relative to the Canadian dollar. This change adversely impacted our results of operations as amounts in Canadian dollars generally translated into fewer U.S. dollars. We have determined that the impact of a near-term 10% appreciation or depreciation of the U.S. dollar relative to the Canadian dollar would not have a significant effect on our financial position, results of operations, or cash flows. We do not maintain any derivative instruments to mitigate the exposure to translation and transaction risk. Our foreign exchange transaction gains and losses are included in our results of operations and were not material for all periods presented.

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

As we disclosed in our Annual Report on Form 10-K for our year ended December 31, 2009, three purported stockholder class action lawsuits were filed against us, members of our board of directors, Merger Sub (which was named as a defendant in only two of the lawsuits) and Equinix.

On January 19, 2010, counsel for parties in all three lawsuits entered into a memorandum of understanding in which they agreed upon the terms of a settlement of all lawsuits. In connection with this settlement, the three lawsuits and all claims asserted therein will be dismissed with prejudice, including the claims brought against us and our directors. The parties have sought approval of the settlement in the Florida state court. The parties have stayed the actions pending in the Delaware Chancery Court and the United States District Court for the Middle District of Florida. The proposed settlement is conditional upon, among other things, consummation of the Merger and final approval of the proposed settlement by the Florida state court. The proposed settlement contemplates that plaintiffs’ counsel will apply to the Florida state court for an award of attorneys’ fees and costs in an aggregate amount of $0.9 million, and that the defendants will not oppose or undermine this application. These attorneys’ fees and costs will not be deducted from the Merger consideration. Both Equinix and us will share in the payment of such settlement. As of December 31, 2009, we accrued $0.6 million, our portion of the settlement and recorded $0.4 million as an insurance receivable.

We are subject to other legal proceedings and claims which arise in the ordinary course of business. Based upon currently available information, management, based upon advice of legal counsel, believes that the amounts accrued in the Consolidated Balance Sheets are adequate for the aforementioned proceedings and claims and the amount of any additional liability with respect to these actions will not materially affect our financial position, results of operations, or liquidity.

Item 1A:	Risk Factors

No material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2009 have occurred. Additional risks and uncertainties of which we are unaware, or that are currently deemed immaterial by us, may become important factors that affect us in the future.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Removed and Reserved

None

Item 5:	Other Information

None

Item 6:	Exhibits

Exhibit Number	Description of Document	Incorporated By Reference	Form Date	Filed Herein

10.1	Memorandum of Understanding, dated January 19, 2010 – Jiannaras v. Switch & Data Facilities Co., Inc., et al.; Gibbs v. Switch & Data Facilities Co., Inc., et al.; and Broadbased Equities v. Keith Olsen, et al.			X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Switch & Data Facilities Company, Inc.

Date: April 30, 2010	By:	/s/ KEITH OLSEN
Keith Olsen
Chief Executive Officer

Date: April 30, 2010	By:	/s/ GEORGE POLLOCK, JR.
George Pollock, Jr.
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document	Incorporated By Reference	Form Date	Filed Herein

10.1	Memorandum of Understanding, dated January 19, 2010 – Jiannaras v. Switch & Data Facilities Co., Inc., et al.; Gibbs v. Switch & Data Facilities Co., Inc., et al.; and Broadbased Equities v. Keith Olsen, et al.			X

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X